Form 10-Q
period 2009-01-31
TradeOn Inc.
filed 2009-02-19
CIK 1448776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For quarterly period ended January 31, 2009

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number 000-53547


                                  TRADEON, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                26-1548693
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

30 Eliahu Miferrera st. Tel Aviv, Israel                           69865
(Address of principal executive offices)                         (Zip Code)

                          Telephone: +1 (866) 261-2522
              (Registrant's telephone number, including area code)

                                 Not Applicable
        (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 6,794,880 shares of common stock $0.0001 par value per share, outstanding on February 19, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. Financial Information:

     Item 1.    Financial Statements                                           3

                Balance Sheets
                Statement of Operations
                Statement of Stockholder's Equity
                Statement of Cash Flows
                Notes to Financial Statements January 31, 2009

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            8

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk     9

     Item 4/4T. Controls and Procedures                                        9

PART II. Other Information:

     Item 1.    Legal Proceedings                                             10

     Item 1A.   Risk Factors                                                  10

     Item 2.    Unregistered Sales of Equity Securities and Use of
                Proceeds                                                      10

     Item 3.    Defaults Upon Senior Securities                               10

     Item 4.    Submission of Matters to a Vote of Security Holders           10

     Item 5.    Other Information                                             10

     Item 6.    Exhibits                                                      10

Signatures                                                                    11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  TRADEON, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                                January 31, 2009

                                                                                        December 7, 2007
                                                                                         (Inception) to
                                                                        January 31,        October 31,
                                                                           2009               2008
                                                                         --------           --------
                                                                       (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS:
  Cash in bank                                                           $ 55,892           $ 63,847
  Prepaid expenses                                                          2,000                 --
                                                                         --------           --------

      Total current assets                                                 57,892             63,847
                                                                         --------           --------

TOTAL ASSETS                                                             $ 57,892           $ 63,847
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                               $     --           $     --
                                                                         --------           --------

      Total current liabilities                                                --                 --

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.0001per share,
   50,000,000 shares authorized, none outstanding                              --                 --
  Common stock, par value $0.0001 per share, 100,000,000 shares
   authorized; 6,794,880 shares issued and outstanding                        679                679
  Additional paid-in capital                                               70,111             70,111
  (Deficit) accumulated during the development stage                      (12,898)            (6,943)
                                                                         --------           --------

      Total stockholders' equity                                           57,892             63,847
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 57,892           $ 63,847
                                                                         ========           ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  TRADEON, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                           Cumulative
                                                 Three Months       December 7, 2007     December 7, 2007
                                                    Ended            (Inception) to       (Inception) to
                                                  January 31,          January 31,          January 31,
                                                     2009                 2008                 2009
                                                  ----------           ----------           ----------
REVENUES                                          $       --           $       --           $       --
                                                  ----------           ----------           ----------
EXPENSES:
  Organization costs                                      --                  918                  918
  Filing fees                                          1,241                   --                1,241
  Professional fees                                    4,500                   --               10,525
  Bank service charges                                   214                   --                  214
                                                  ----------           ----------           ----------

Total general and administrative expenses              5,955                  918               12,898
                                                  ----------           ----------           ----------

(LOSS) FROM OPERATIONS                                (5,955)                (918)             (12,898)

OTHER INCOME (EXPENSE)                                    --                   --                   --
                                                  ----------           ----------           ----------

INCOME BEFORE INCOME TAXES                            (5,955)                (918)             (12,898)

PROVISION FOR INCOME TAXES                                --                   --                   --
                                                  ----------           ----------           ----------

NET (LOSS)                                        $   (5,955)          $     (918)          $  (12,898)
                                                  ==========           ==========           ==========
(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted     $    (0.00)          $    (0.00)
                                                  ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

OUTSTANDING - BASIC AND DILUTED                    6,794,880            4,000,000
                                                  ==========           ==========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  TRADEON, INC.
                           (Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM INCEPTION (DECMBER 7, 2007)
                                   (unaudited)

                                                                                   (Deficit)
                                                                                  Accumulated
                                          Common Stock             Additional      During the
                                      ---------------------         Paid-in       Development
                                      Shares         Amount         Capital          Stage            Totals
                                      ------         ------         -------          -----            ------
BALANCE AT INCEPTION                       --        $   --        $     --        $      --         $     --

Common stock issued for cash        4,000,000           400             518               --              918

Common stock issued for cash        2,794,880           279          69,593               --           69,872

Net (loss) for the period                  --            --              --           (6,943)          (6,943)
                                    ---------        ------        --------        ---------         --------

BALANCE - OCTOBER 30, 2008          6,794,880        $  679        $ 70,111        $  (6,943)        $ 63,847

Net (loss) for the period                  --            --              --           (5,955)          (5,955)
                                    ---------        ------        --------        ---------         --------

BALANCE - JANUARY 31, 2009          6,794,880        $  679        $ 70,111        $ (12,898)        $ 57,892
                                    =========        ======        ========        =========         ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  TRADEON, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                Cumulative
                                                       Three Months     December 7, 2007     December 7, 2007
                                                          Ended          (Inception) to       (Inception) to
                                                        January 31,        January 31,          January 31,
                                                           2009               2008                 2009
                                                         --------           --------             --------
OPERATING ACTIVITIES:
  Net (loss)                                             $ (5,955)          $   (918)            $(12,898)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
  Changes in net assets and liabilities-
    Prepaid expenses                                       (2,000)                --               (2,000)
    Accounts payable and accrued liabilities                   --                 --                   --
                                                         --------           --------             --------

NET CASH USED IN OPERATING ACTIVITIES                      (7,955)              (918)             (14,898)
                                                         --------           --------             --------
INVESTING ACTIVITIES:

NET CASH USED IN INVESTING ACTIVITIES                          --                 --                   --
                                                         --------           --------             --------
FINANCING ACTIVITIES:
  Issuance of common stock                                     --                 --                   --
  Issuance of common stock                                     --                918               70,790
                                                         --------           --------             --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      --                918               70,790
                                                         --------           --------             --------

NET (DECREASE) INCREASE IN CASH                            (7,955)                --               55,892

CASH - BEGINNING OF PERIOD                                 63,847                 --                   --
                                                         --------           --------             --------

CASH - END OF PERIOD                                     $ 55,892           $     --             $ 55,892
                                                         ========           ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                               $     --           $     --             $     --
                                                         ========           ========             ========
  Income taxes                                           $     --           $     --             $     --
                                                         ========           ========             ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  TRADEON, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2009


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2008 audited financial statements. The results of operations for the period ended January 31, 2009 is not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. Such forward-looking statements appear in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding our expectations regarding our short - and long-term capital requirements and our business plan and estimated expenses for the coming 12 months. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of TradeOn, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related To Our Business" in "Risk Factors" in our registration statement on Form S-1 (File no. 333-156418), which was declared effective on January 5, 2009. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

OVERVIEW

We are a development stage company with limited operations and no revenues from our business operations. We were incorporated under the laws of the state of Nevada on December 7, 2007.

We are developing and plan to offer a mobile price comparison service for use by the general public. Our service will enable consumers while out shopping in a store to compare or look up prices of a certain product by sending a text message from their cell phone to our system. We have named our system TradeOnSMS. Our planned system will accept text messages from mobile phones containing the name or part number of a certain product. Once the message is received, TradeOnSMS will search the Internet for the best price and retailer and send back a text message to the mobile phone with the results.

In our management opinion, the Internet has transformed the way consumers buy goods. Consumers shop online to take advantage of convenience, selection and the ability to compare prices between different stores. However, consumers have difficulty making informed purchase decisions while out shopping and being away from their computer and Internet access.

Our goal is to help consumers make informed purchase decisions by enabling them to compare products, prices and stores while out shopping. We will generate revenues from consumers that will subscribe to our service.

Our offices are currently located at 30 Eliahu Miferrera St. Tel Aviv 69865 Israel, which has been donated free of charge from our President and director, Mr. Amit Sachs.

During the first quarter of 2009 we have completed and launched our initial informative website www. tradeonsms.com, our website is not open for sales to the public.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2009 COMPARED TO THE PERIOD OF INCEPTION THROUGH JANUARY 31, 2008

During the three months ended January 31, 2009, we incurred operating expenses of $5,955, an increase of $5,037 from the period ended Inception through January 31, 2008. Operating expenses increased during the period ended January 31, 2009 from the comparative period due to an overall increase in our activity and increased expenses as a result of being a reporting company. Significant elements include:

     * Organization costs of $0, which decreased from $918 during the same period in the prior fiscal year, due to a one time organization fees occurred during period ended January 31, 2008;
     * $4,500 in professional fees related to accounting, consulting and legal services, which increased from $0 as a result of activities related to becoming a reporting company with the SEC;
     * filing fees of $1,241 which is an increase from $0 during the period inception to January 31, 2008.

NET LOSS

We incurred a net loss of $5,955 for the three months ended January 31, 2009, compared to a net loss of $918 for the Inception through January 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of January 31, 2009, we had cash of $55,892, representing a net increase in cash of $55,892 since December 7, 2007(Inception).

Cash generated by financing activities during the three months ended January 31, 2009 amounted to $0. Cash used in operating activities amounted to $7,955, represented by a net loss of $5,955. Cash generated by financing activities during the period from inception through January 31, 2008 amounted to $918 and related to proceeds from issuance of common stock. Cash used in operating activities amounted to $918, represented by a net loss of $918.

How long TradeOn will be able to satisfy its cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. We estimate that our current cash balances will be extinguished prior to the end of October 2009, provided we do not have any unanticipated expenses. Although there can be no assurance at present, we plan to be in a position to generate revenues prior to the end of the year. We must generate at least $18,234 in revenues in order to fund all expenditures under our 12-month budget.

If we fail to generate sufficient revenues, we will need to raise additional funds for the future development of our business, or to respond to unanticipated requirements or expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of our product.

There are also no plans or expectations to purchase or sell any significant equipment in the first year of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of January 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of January 31, 2009, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Pursuant to Item 601 of Regulation S-K, the following exhibits are included herein.

Exhibit                                 Description
-------                                 -----------

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification of Principal Executive Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification of Principal Financial Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TRADEON, INC.
                                (the Registrant)


Date: February 18, 2009                 By: /s/ Amit Sachs
                                           -------------------------------------
                                        Name:  Amit Sachs
                                        Title: President and Director


Date: February 18, 2009                 By: /s/ Moshe Basson
                                           -------------------------------------
                                        Name:  Moshe Basson
                                        Title: Secretary, Treasurer and Director