Form 10-Q
period 2009-04-30
TradeOn Inc.
filed 2009-06-09
CIK 1448776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For quarterly period ended April 30, 2009

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _______________ to _______________

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

There were 6,794,880 shares of common stock $0.0001 par value per share, outstanding on June 9, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I. Financial Information:

     Item 1.    Financial Statements                                           3

                Balance Sheets

                Statement of Operations

                Statement of Stockholder's Equity

                Statement of Cash Flows

                Notes to Financial Statements April 30, 2009

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            8

     Item 3.    Quantitative and Qualitative Disclosures About
                Market Risk                                                    9

     Item 4/4T. Controls and Procedures                                        9

PART II. Other Information:

     Item 1.    Legal Proceedings                                             11

     Item 1A.   Risk Factors                                                  11

     Item 2.    Unregistered Sales of Equity Securities and Use of
                Proceeds                                                      11

     Item 3.    Defaults Upon Senior Securities                               11

     Item 4.    Submission of Matters to a Vote of Security Holders           11

     Item 5.    Other Information                                             11

     Item 6.    Exhibits                                                      11

Signatures                                                                    12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  TradeOn, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                 April 30, 2009

                                                                         April 30,         October 31,
                                                                           2009               2008
                                                                         --------           --------
                                                                        (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash in bank                                                           $ 42,026           $ 63,847
  Prepaid expenses                                                            500                 --
                                                                         --------           --------

      Total current assets                                                 42,526             63,847

TOTAL ASSETS                                                             $ 42,526           $ 63,847
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                               $    920           $     --
                                                                         --------           --------

      Total current liabilities                                               920                 --

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.0001per share,
   50,000,000 shares authorized, none outstanding                              --                 --
  Common stock, par value $0.0001 per share, 100,000,000 shares
   authorized; 6,794,880 shares issued and outstanding                        679                679
  Additional paid-in capital                                               70,111             70,111
  (Deficit) accumulated during the development stage                      (29,184)            (6,943)
                                                                         --------           --------

      Total stockholders' equity                                           41,606             63,847
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 42,526           $ 63,847
                                                                         ========           ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  TradeOn, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                Cumulative
                                            Three Months    Three Months    Six Months     Period from       December 7, 2007
                                               Ended           Ended          Ended      December 7, 2007 to  (Inception) to
                                              April 30,       April 30,      April 30,       Arpil 30,           April 30,
                                                2009            2008           2009            2008                 2009
                                             ----------      ----------     ----------      ----------           ----------
REVENUES                                     $       --      $       --     $       --      $       --           $       --
                                             ----------      ----------     ----------      ----------           ----------
EXPENSES:
  Organization costs                                 --              --             --             918                  918
  Filing fees                                        40              --          1,281              --                1,281
  Professional fees                              16,145              --         20,645              --               26,671
  Bank service charges                              101              --            315              --                  315
                                             ----------      ----------     ----------      ----------           ----------

Total general and administrative expenses        16,286              --         22,241             918               29,184
                                             ----------      ----------     ----------      ----------           ----------

(LOSS) FROM OPERATIONS                          (16,286)             --        (22,241)           (918)             (29,184)

OTHER INCOME (EXPENSE)                               --              --             --              --                   --
                                             ----------      ----------     ----------      ----------           ----------

INCOME BEFORE INCOME TAXES                      (16,286)             --        (22,241)           (918)             (29,184)

PROVISION FOR INCOME TAXES                           --              --             --              --                   --
                                             ----------      ----------     ----------      ----------           ----------

NET (LOSS)                                   $  (16,286)     $       --     $  (22,241)     $     (918)          $  (29,184)
                                             ==========      ==========     ==========      ==========           ==========

(LOSS) PER COMMON SHARE:
  (Loss) per common share -
   Basic and Diluted                         $       --      $       --     $       --      $       --
                                             ==========      ==========     ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED               6,794,880       4,000,000      6,794,880       4,000,000
                                             ==========      ==========     ==========      ==========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  TradeOn, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                For the Period From Inception (December 7, 2007)

                                                                                   (Deficit)
                                                                                  Accumulated
                                          Common Stock             Additional      During the
                                      ---------------------         Paid-in       Development
                                      Shares         Amount         Capital          Stage            Totals
                                      ------         ------         -------          -----            ------
BALANCE AT INCEPTION                       --        $   --        $     --        $      --         $     --

Common stock issued for cash        4,000,000           400             518               --              918

Common stock issued for cash        2,794,880           279          69,593               --           69,872

Net (loss) for the period                  --            --              --           (6,943)          (6,943)
                                    ---------        ------        --------        ---------         --------

BALANCE - OCTOBER 30, 2008          6,794,880        $  679        $ 70,111        $  (6,943)        $ 63,847

Net (loss) for the period                  --            --              --          (22,241)         (22,241)
                                    ---------        ------        --------        ---------         --------

BALANCE - APRIL 30, 2009            6,794,880        $  679        $ 70,111        $ (29,184)        $ 41,606
                                    =========        ======        ========        =========         ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  TradeOn, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                  Cumulative
                                              Three Months   Three Months   Six Months       Period from       December 7, 2007
                                                 Ended          Ended         Ended      December 7, 2007 to    (Inception) to
                                                April 30,      April 30,     April 30,        Arpil 30,            April 30,
                                                  2009           2008          2009             2008                  2009
                                                --------       --------      --------         --------              --------
OPERATING ACTIVITIES:
  Net (loss)                                    $(16,286)      $     --      $(22,241)        $   (918)             $(29,184)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
  Changes in net assets and liabilities-
    Prepaid expenses                               1,500             --          (500)              --                  (500)
    Accounts payable and accrued liabilites          920             --           920               --                   920
                                                --------       --------      --------         --------              --------

NET CASH USED IN OPERATING ACTIVITIES            (13,866)            --       (21,821)            (918)              (28,764)
                                                --------       --------      --------         --------              --------

INVESTING ACTIVITIES:

NET CASH USED IN INVESTING ACTIVITIES                 --             --            --               --                    --
                                                --------       --------      --------         --------              --------
FINANCING ACTIVITIES:
  Issuance of common stock                            --             --            --              918                70,790
                                                --------       --------      --------         --------              --------

NET CASH PROVIDED BY FINANCING ACTIVITIES             --             --            --              918                70,790
                                                --------       --------      --------         --------              --------

NET (DECREASE) INCREASE IN CASH                  (13,866)            --       (21,821)              --                42,026

CASH - BEGINNING OF PERIOD                        55,892             --        63,847               --                    --
                                                --------       --------      --------         --------              --------

CASH - END OF PERIOD                            $ 42,026       $     --      $ 42,026         $     --              $ 42,026
                                                ========       ========      ========         ========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Cash paid during the period for:
  Interest                                      $     --       $     --      $     --         $     --              $     --
                                                ========       ========      ========         ========              ========
  Income taxes                                  $     --       $     --      $     --         $     --              $     --
                                                ========       ========      ========         ========              ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  TradeOn, Inc.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2009


NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on December 7, 2007. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company and has not yet realized any revenues from its planned operations.

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2008 audited financial statements. The results of operations for the period ended April 30, 2009 is not necessarily indicative of the operating results for the full year.

NOTE 3 - GOING CONCERN

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Since December 7, 2007 (Inception) through April 30, 2009, the company paid $5,510 to its Director, Amit Sachs for consulting services.

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

During the second quarter of 2009, Mr. Sachs continued to develop our TradeOnSMS system. This process is expected to be an ongoing interactive process for the next several months.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND COMPARED TO THREE MONTHS ENDED APRIL 30, 2008 AND THE PERIOD FROM INCEPTION TO APRIL 30, 2008 AND THE PERIOD FROM INCEPTION TO APRIL 30, 2009

We incurred operating expenses of $16,286 and $22,241 for the three and six months ended April 30, 2009 and compared to $0 and $918 for the three months ended April 30, 2008 and the period from Inception to April 30, 2008. From inception to April 30, 2009 we have incurred operating expenses of $29,184.

Operating expenses increased during the three months ended April 30, 2009 from the comparative period due to an overall increase in our activity and increased expenses as a result of being a reporting company.

Significant elements include:

     * $16,145 in professional fees related to accounting, consulting and transfer agent services, which increased from $0 as a result of activities related to becoming a reporting company with the SEC;

     * $101 in bank charges which increased from $0 due to an overall increase in our activity

NET LOSS

We incurred a net loss of $16,286 and $22,241 for the three and six months ended April 30, 2009 and compared to $0 and $918 for the three months ended April 30, 2008 and the period from Inception to April 30, 2008. From inception to April 30, 2009 we have incurred losses of $29,184.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve months period.

As of April 30, 2009, we had working capital of $41,606 compared to $63,847 as of October 31, 2008. As of April 30, 2009, our total assets consisted of cash of $42,026 and of prepaid expenses of $500, representing a net decrease in cash of 21,821 and a net increase of $500 in prepaid expenses since October 31, 2008.

There were no financing activities during the three and six months ended April 30, 2009. During the three months ended April 30, 2009 cash used in operating activities amounted to $13,866, mainly represented by a net loss of $16,286, adjusted by changes in accounts payables and accrued liabilities of $920 and prepaid expenses of $1,500. Cash used in operating activities during the six months ended April 30, 2009 amounted to $21, 821, mainly represented by net loss of $22,241 adjusted by changes in accounts payable and accrued liabilities of $920 and prepaid expenses of $500. During the period from December 7, 2007 to April 30, 2008 cash used in operating activities amounted to $918. Cash generated by financing activities during the period from inception to April 30, 2009 amounted to $70,790 and related to proceeds from issuance of common stock. Cash used in operating activities during the period from inception to April 30, 2009amounted to $28,764, represented by a net loss of $29,184, adjusted by changes in accounts payable and accrued liabilities of $920 and offset by prepaid expenses of $500.

How long TradeOn will be able to satisfy its cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. We estimate that our current cash balances will be extinguished prior to the end of December 2009, provided we do not have any unanticipated expenses. Although there can be no assurance at present, we plan to be in a position to generate revenues prior to the end of the year. We must generate at least $14,494 in revenues in order to fund all expenditures under our 12-months budget.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of April 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting

Officer). Based upon the results of that evaluation, our management has concluded that, as of April 30, 2009, our Company's disclosure controls and procedures were not effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

                                  TRADEON, INC.
                                (the Registrant)


Date: June 9, 2009                     By: /s/ Amit Sachs
                                          --------------------------------------
                                       Name:  Amit Sachs
                                       Title: President and Director


Date: June 9, 2009                     By: /s/ Moshe Basson
                                          --------------------------------------
                                       Name:  Moshe Basson
                                       Title: Secretary, Treasurer and Director