Form 10-Q
period 2009-07-31
TradeOn Inc.
filed 2009-09-04
CIK 1448776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For quarterly period ended July 31, 2009

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

There were 6,794,880 shares of common stock $0.0001 par value per share, outstanding on September 4, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. Financial Information:

     Item 1.    Financial Statements                                          3

                Balance Sheets

                Statement of Operations

                Statement of Changes in Stockholder's Equity

                Statement of Cash Flows

                Notes to Financial Statements July 31, 2009

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  TradeOn, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                         July 31,          October 31,
                                                                           2009               2008
                                                                         --------           --------
                                                                        (Unaudited)         (Audited)
ASSETS

CURRENT ASSETS:
  Cash in bank                                                           $ 40,996           $ 63,847
  Prepaid expenses                                                             --                 --
                                                                         --------           --------

      Total current assets                                                 40,996             63,847
                                                                         --------           --------

TOTAL ASSETS                                                             $ 40,996           $ 63,847
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                               $  1,600           $     --
                                                                         --------           --------

      Total current liabilities                                             1,600                 --

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.0001per share,
   50,000,000 shares authorized, none outstanding                              --                 --
  Common stock, par value $0.0001 per share, 100,000,000 shares
   authorized; 6,794,880 shares issued and outstanding                        679                679
  Additional paid-in capital                                               70,111             70,111
  (Deficit) accumulated during the development stage                      (31,394)            (6,943)
                                                                         --------           --------

      Total stockholders' equity                                           39,396             63,847
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 40,996           $ 63,847
                                                                         ========           ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  TradeOn, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                    Cumulative
                                               Three Months    Three Months    Nine Months      Period from       December 7, 2007
                                                  Ended           Ended          Ended       December 7, 2007 to   (Inception) to
                                                 July 31,        July 31,       July 31,          July 31,            July 31,
                                                   2009            2008           2009              2008                2009
                                                ----------      ----------     ----------        ----------          ----------
REVENUES                                        $       --      $       --     $       --        $       --          $       --
                                                ----------      ----------     ----------        ----------          ----------
EXPENSES:
  Organization costs                                    --              --             --               918                 918
  Filing fees                                           80              --          1,361                --               1,361
  Professional fees                                  2,100              --         22,745                --              28,771
  Bank service charges                                  30              --            345                --                 345
                                                ----------      ----------     ----------        ----------          ----------

    Total general and administrative expenses        2,210              --         24,451               918              31,395
                                                ----------      ----------     ----------        ----------          ----------

(LOSS) FROM OPERATIONS                              (2,210)             --        (24,451)             (918)            (31,395)

OTHER INCOME (EXPENSE)                                  --              --             --                --                  --
                                                ----------      ----------     ----------        ----------          ----------

INCOME BEFORE INCOME TAXES                          (2,210)             --        (24,451)             (918)            (31,395)

PROVISION FOR INCOME TAXES                              --              --             --                --                  --
                                                ----------      ----------     ----------        ----------          ----------

NET (LOSS)                                      $   (2,210)     $       --     $  (24,451)       $     (918)         $  (31,395)
                                                ==========      ==========     ==========        ==========          ==========
(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted   $       --      $       --     $       --        $       --
                                                ==========      ==========     ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                 6,794,880       4,000,000      6,794,880         4,000,000
                                                ==========      ==========     ==========        ==========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  TradeOn, Inc.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (DECEMBER 7, 2007)
                              THROUGH JULY 31, 2009
                                   (unaudited)

                                                                                   (Deficit)
                                                                                  Accumulated
                                          Common Stock             Additional      During the
                                      ---------------------         Paid-in       Development
                                      Shares         Amount         Capital          Stage            Totals
                                      ------         ------         -------          -----            ------
BALANCE AT INCEPTION                       --        $   --        $     --        $      --         $     --

Common stock issued for cash        4,000,000           400             518               --              918

Common stock issued for cash        2,794,880           279          69,593               --           69,872

Net (loss) for the period                  --            --              --           (6,943)          (6,943)
                                    ---------        ------        --------        ---------         --------

BALANCE - OCTOBER 30, 2008          6,794,880        $  679        $ 70,111        $  (6,943)        $ 63,847

Net (loss) for the period                  --            --              --          (24,451)         (24,451)
                                    ---------        ------        --------        ---------         --------

BALANCE - JULY 31, 2009             6,794,880        $  679        $ 70,111        $ (31,394)        $ 39,396
                                    =========        ======        ========        =========         ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  TradeOn, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                    Cumulative
                                                          Nine Months         Period from         December 7, 2007
                                                            Ended          December 7, 2007 to     (Inception) to
                                                           July 31,             July 31,              July 31,
                                                             2009                 2008                  2009
                                                           --------             --------              --------
OPERATING ACTIVITIES:
  Net (loss)                                               $(24,451)            $   (918)             $(31,395)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
  Changes in net assets and liabilities-
    Prepaid expenses                                             --                   --                    --
    Accounts payable and accrued liabilities                  1,600                   --                 1,600
                                                           --------             --------              --------

NET CASH USED IN OPERATING ACTIVITIES                       (22,851)                (918)              (29,794)
                                                           --------             --------              --------
INVESTING ACTIVITIES:

NET CASH USED IN INVESTING ACTIVITIES                            --                   --                    --
                                                           --------             --------              --------
FINANCING ACTIVITIES:
  Issuance of common stock                                       --               26,000                70,790
                                                           --------             --------              --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        --               26,000                70,790
                                                           --------             --------              --------

NET (DECREASE) INCREASE IN CASH                             (22,851)              25,082                40,996

CASH - BEGINNING OF PERIOD                                   63,847                   --                    --
                                                           --------             --------              --------

CASH - END OF PERIOD                                       $ 40,996             $ 25,082              $ 40,996
                                                           ========             ========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                 $     --             $     --              $     --
                                                           ========             ========              ========
  Income taxes                                             $     --             $     --              $     --
                                                           ========             ========              ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  TradeOn, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2009

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

We have evaluated subsequent events, as defined by Statement of Financial Accounting Standards (SFAS) No. 165, "Subsequent Events," through the date that the financial statements were issued on September 4, 2009.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2008 audited financial statements. The results of operations for the period ended July 31, 2009 is not necessarily indicative of the operating results for the full year.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

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

During the third quarter of 2009, Mr. Sachs continued to develop our TradeOnSMS system. This process is expected to be an ongoing interactive process for the next several months.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JULY 31, 2009 AND COMPARED TO THREE MONTHS ENDED JULY 31, 2008 AND THE PERIOD FROM INCEPTION TO JULY 31, 2008 AND THE PERIOD FROM INCEPTION TO JULY 31, 2009

We incurred operating expenses of $2,210 and $24,451 for the three and nine months ended July 31, 2009 and compared to $0 and $918 for the three months ended July 31, 2008 and the period from Inception to July 31, 2008. From inception to July 31, 2009 we have incurred operating expenses of $31,395.

Operating expenses increased during the three months and nine months ended July 31, 2009 from the comparative period due to an overall increase in our activity and increased expenses as a result of being a reporting company.

Significant elements include:

     * $1,500 and $5,000 in professional fees related to accounting for the three and nine months ended July 31, 2009, which increased from $0 as a result of activities related to becoming a reporting company with the SEC;

NET LOSS

We incurred a net loss of $2,210and $24,451 for the three and nine months ended July 31, 2009 and compared to $0 and $918 for the three months ended July 31, 2008 and the period from Inception to July 31, 2008. From inception to July 31, 2009 we have incurred losses of $31,395.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve months period.

As of July 31, 2009, we had working capital of $39,396 compared to $63,847 as of October 31, 2008. As of July 31, 2009, our total assets consisted of cash of $40,996, representing a net decrease in cash of 22,851 since October 31, 2008.

There were no financing activities during the three and nine months ended July 31, 2009. Cash used in operating activities during the nine months ended July 31, 2009 amounted to $22,851, mainly represented by net loss of $24,451 adjusted by changes in accounts payable and accrued liabilities of $1,600. During the period from December 7, 2007 to July 31, 2008 cash used in operating activities amounted to $918, cash generated by financing activities amounted to $26,000 and related to proceeds from issuance of common stock. Cash used in operating activities during the period from inception to July 31, 2009amounted to $29,794, represented by a net loss of $31,395, adjusted by changes in accounts payable and accrued liabilities of $1,600.

How long TradeOn will be able to satisfy its cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. We estimate that our current cash balances will be extinguished prior to the end of December 2009, provided we do not have any unanticipated expenses. Although there can be no assurance at present, we plan to be in a position to generate revenues prior to the end of the year. We must generate at least $15,900 in revenues in order to fund all expenditures under our 12-months budget.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of July 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework, as supplemented by the COSO publication, Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2009 based on these criteria.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the Company's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company internal control over financial reporting.

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

                                  TRADEON, INC.
                                (the Registrant)


Date: September 4, 2009                By: /s/ Amit Sachs
                                          --------------------------------------
                                       Name:  Amit Sachs
                                       Title: President and Director


Date: September 4, 2009                By: /s/ Moshe Basson
                                          --------------------------------------
                                       Name:  Moshe Basson
                                       Title: Secretary, Treasurer and Director