Form 10-K
period 2009-10-31
TradeOn Inc.
filed 2009-12-24
CIK 1448776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended October 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 000-53466

                                  TradeOn, Inc.
                (Name of registrant as specified in its charter)

           Nevada                                                26-1548693
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

30 Eliahu Miferrera st. Tel Aviv, Israel                           69865
(Address of principal executive offices)                         (Zip Code)

                             Tel: +1 (866) 261-2522
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.0001
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of December 18, 2009, approximately 6,794,880 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of December 18, 2009, the last business day of the fiscal year, was approximately $69,872 based on the price at which the common stock was last sold (i.e, $0.025). Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - "Business" and
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report and include statements regarding the following: the expected development and potential benefits from our products to consumers, progress in our efforts to develop our facilities and our products and to achieve and maintain regulatory approvals, the potential market demand for our products, our expectations regarding our short- and long-term capital requirements, our outlook for the coming months and information with respect to any other plans and strategies for our business.

The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business, Strategy and Industry" in "Risk Factors" in our registration statement on Form S-1 (File no. 333-156418) which was declared effective on January 5, 2009.

                                  INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to TradeOn, Inc. The term "fiscal year" refers to our fiscal year ending October
31. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

                                TABLE OF CONTENTS
PART I

Item 1.     Business                                                           1
Item 1A.    Risk Factors                                                       3
Item 1B.    Unresolved Staff Comments                                          4
Item 2.     Properties                                                         4
Item 3.     Legal Proceedings                                                  4
Item 4.     Submission of Matters to a Vote of Security Holders                4

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                  4
Item 6.     Selected Financial Data                                            5
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          5
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk         9
Item 8.     Financial Statements and Supplementary Data                       10
Item 9.     Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          19
Item 9A[T]. Controls and Procedures                                           19
Item 9B.    Other Information                                                 20

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance           20
Item 11.    Executive Compensation                                            22
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                        22
Item 13.    Certain Relationships and Related Transactions, and
            Director Independence                                             23
Item 14.    Principal Accounting Fees and Services                            24

PART IV

Item 15     Exhibits, Financial Statement Schedules                           25

SIGNATURES                                                                    26

                                     PART 1

ITEM 1. BUSINESS.

                                    OVERVIEW

We are a development stage company that was incorporated under the laws of the state of Nevada on December 7, 2007. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose.

Neither TradeOn, nor its officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Our offices are currently located at 30 Eliahu Miferrera St. Tel Aviv 69865 Israel. Our telephone number is +1 (866) 261-2522. Our website is www.tradeonsms.com. The information contained in our website does not form part of this Annual Report in any way. Our common stock is quoted on the OTC Bulletin Board under the symbol "TACN".

PRINCIPAL PRODUCTS AND SERVICES

We are planning to develop and commercialize a mobile price comparison service for use by the general public. Our service will enable consumers while out shopping in a store to compare or look up prices of a certain product by sending a text message from their cell phone to our TradeOnSMS system. We have named our system TradeOnSMS. Our planned system will accept text messages from mobile phones containing the name or part number of a certain product. Once the text message is received, TradeOnSMS will search the Internet for the best price and retailer and send back a text message to the mobile phone with the results.

Our goal is to help consumers make informed purchase decisions by enabling them to compare products, prices and stores while out shopping. We will generate revenues from consumers that will subscribe to our service.

In our opinion such information will help consumers make smarter buying decisions while out shopping when they have no access to computers with Internet access. Our TradeOnSMS system will allow consumers to see how competitive a local store is, and to decide whether to purchase a specific product there, or buy it elsewhere.

The following describes a scenario demonstrating the potential usefulness of our planned service: A consumer is out shopping at an electronics store and would like to purchase an MP3 player, the consumer has no access to a computer or Internet and therefore cannot know with certainty if he is getting the best value for his money. Our planned TradeOnSMS system is being developed to price-comparison information to consumers while they are out shopping. By using his cell phone he will be able to send a text message to our TradeOnSMS system, the text message can be "USB MP3 Player 2GB". The TradeOnSMS system will then search the Internet for a retailer offering this particular item for the lowest price. It will then automatically send a text message back to the consumer's mobile phone with the search result in a timely manner. The results of all queries will be saved in our database, enabling the user to review them later from any computer via the Internet.

In order to use our planned system, prospective customers will be required to create an online account and choose a username and password to secure their online account. Upon completion, a final step will display the account information and payment information to the customer for final confirmation and payment processing. The customers will also be able to choose up to three cell phone numbers that will be able to access our system.

When sending or receiving text messages to and from TradeOnSMS , customers' mobile service provider may charge for the messages sent or received. These charges are not affiliated with our service charge.. We have no arrangement with any mobile service providers and will not generate revenue from these independent charges of mobile service providers for the messages sent or received by our users.

We have commenced only limited operations, primarily focused on organizational matters and efforts related to this offering. Our TradeOnSMS system is currently in the development stage and is not ready for commercial sale. We anticipate that our product will be available in October of 2009, and that we will begin to generate revenues no earlier than December of 2009.

At this stage in our development, there can be no assurance that we will be successful in generating revenues from our subscription based TradeOnSMS system or that prospective customers seeking for mobile price comparison will be receptive to using our service.

SUBSCRIPTIONS AND REVENUES

We plan on earning revenues through customer subscription based fees to our TradeOnSMS system.

     Package Name            Number of Text Messages            Cost
     ------------            -----------------------            ----
     Messaging 30                      30                      $14.99
     Messaging 60                      60                      $25.99
     Messaging 90                      90                      $35.99

For example, messaging plan "Messaging 30" allows the user to send 30 text message queries to our system. The messages that the user receives from our system will not be deducted from their message balance.

COMPETITION AND COMPETITIVE STRATEGY

Competition within the mobile price comparison industry is intense. Many of our competitors have longer operating histories, greater financial, sales, marketing and technological resources and longer established client relationships than we do.

Our primary competition comes primarily from several industry participants:

Incumbent mobile price comparison players: These include companies such as Frucall, Mobsaver, TicTap and Smarter.

Alternate mobile price comparison players: Other potential competitors are major online price comparison portals and search engine companies, which can use their existing user base to provide them with a mobile price comparison system. For example, PriceGrabber.com had begun offering a mobile version to its site.

We seek to differentiate ourselves by providing our customers with an easy to use and functional system. On an ongoing basis, we intend to add more features to our future service such as: recommendation on similar products and price drop alert.

MARKETING & SALES STRATEGY

When our service is ready for commercial sale, our sales strategy will be focused on attracting visitors to our website, so they can become familiar with our website and get acquainted with our services. We plan to focus our marketing efforts in North America. We recognize that our current management and Board of Directors might not have sufficient marketing experience and it is our intention to seek consulting firms that specialize in this area.

We have established a budget of $5,000 for a consulting firm.

We also plan to utilize a variety of complementary marketing tools. These will include:

ONLINE ADVERTISING

The majority of our advertising and promotional activities will be concentrated on an online advertising campaign using Google AdWords. We have selected Google because of its success and popularity for web users wishing to find something using an internet search. The Google AdWords program will allow us to customize the text of our advertisements, the frequency of each advertisement's appearance, and the length of the advertising contract. For our purposes, we believe that this will give us the maximum amount of flexibility and allow us to closely monitor the costs of the marketing campaign.

EMAIL ADVERTISING CAMPAIGN

We anticipate that a newsletter style email advertising campaign may help to enhance our online advertising campaign and bring us into direct contact with people who are interested in mobile price comparison. In this regard, we are considering acquiring email lists, which is something that can be done on an incremental basis so as not to incur a large expense before determining whether an email campaign works and meets our expectations.

RECIPROCAL ARRANGEMENTS

Our directors will attempt to establish reciprocal arrangements with other related internet sites, where we each display the other's website link. The purpose of this "cross pollination" arrangement is to encourage potential customers to visit our website at no cost to us.

We have budgeted $10,000 for the Online Advertising, Email Advertising Campaign and Reciprocal Arrangements, both of our executive officers will perform this task.

INTELLECTUAL PROPERTY

We have not entered into any franchise agreements or other contracts that have given, or could give rise to, obligations or concessions. We are planning to develop our website and intend to protect it with copyright and trade secrecy laws. Beyond our trade name, we do not hold any other intellectual property.

ACTIVITIES DURING THE YEAR ENDED OCTOBER 31, 2009

During the fiscal year ended October 31, 2009 we have not generated any revenues, and our operations have been limited to the planning and designing of our TradeOnSMS system. Since our inception we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. We have spent only approximately $34,000 on development of our business since our inception, as our management believed it could better implement our long-term business plan keeping expenditures at a minimum during our early development stage until we raised a substantial amount of funds to execute our business and marketing plan.

GOVERNMENTAL REGULATION

We do not believe that government regulation will have a material impact on the way we conduct our business.

RESEARCH AND DEVELOPMENT

We have not incurred any research and development costs to date. We have plans to undertake certain research and development activities during the second year of operation related to the development of our TradeOnSMS system. For additional details please see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation" below.

SUPPLIERS

We will be developing our own website, and the distribution of our website services will be over the Internet. We believe there are no constraints on the sources or availability of products and supplies related to our business.

CUSTOMERS

As we are in the development stage of our business, we do not currently have any customers for our proposed product. Our planned services have not yet been developed. We plan on selling our products and services directly to end use consumers over the Internet. Our intended offering will be priced for mass market. We do no anticipate dependence on one or a few major customers into the fireseeable future

EMPLOYEES

We have commenced only limited operations, and therefore currently have no employees other than our executive officers, who spend up to approximately 20 hours a week on our business. When we commence full operations, we expect to hire full-time management and administrative support staff.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We do not own interests any real property. Our executive and head office is located at 30 Eliahu Miferrera St. Tel Aviv 69865 Israel. The office facility, which is approximately 350 square feet in size, is provided to us free of charge by Amit Sachs, our President and a director. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move at that time.

ITEM 3. LEGAL PROCEEDINGS.

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest. Our address for service of process in Nevada is EastBiz.com, Inc., 5348 Vegas Dr., Las Vegas, NV 89108 USA

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public market for our shares of common stock. Our common stock is presently not traded on any market or securities exchange and we have not applied for listing or quotation on any public market.

HOLDERS

On October 31, 2009, there were 35 holders of record of our common stock.

DIVIDEND POLICY

As of the date of this Annual Report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, into our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

Since inception, we have issued unregistered securities to the persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof, or Regulation D or Regulation S promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us.

On December 7, 2007, pursuant to the terms of a subscription agreement, we sold 2,000,000 shares of our common stock to Mr. Amit Sachs, our President and a director, for cash payment to us of $459. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act, as no advertising or general solicitation was employed in offering the securities, the offering and sale was made only to Mr. Amit Sachs who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act.

On December 7, 2007 pursuant to the terms of a subscription agreement, we sold 2,000,000 shares of our common stock to Mr. Moshe Basson, our Secretary, Treasurer and a director, for cash payment to us of $459. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act, as no advertising or general solicitation was employed in offering the securities, the offering and sale was made only to Mr. Moshe Basson who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act.

On September 24, 2008, we issued and sold an aggregate of 2,794,880 shares of our common stock to 35 non-US seed capital investors at a purchase price of $0.04 per share, without registration under the Securities Act, for total gross proceeds of $69,872. These shares were sold pursuant to subscription agreements accepted on September 24, 2008. We completed this offering pursuant to Regulation S of the Securities Act. We believed that this exemption from registration was available as each purchaser represented to us that they were a non-U.S. person as defined in Regulation S, and we did not engage in distribution of these shares in the United States.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

OUR AUDITED FINANCIAL STATEMENTS ARE STATED IN UNITED STATES DOLLARS AND ARE PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("U.S. GAAP").

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

During the last quarter, Mr. Sachs continued to develop our TradeOnSMS system. This process is expected to be an ongoing interactive process for the next several months.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of October 31, 2009 reflects assets of $37,341. Cash and cash equivalents from inception to date have been sufficient to provide the working capital necessary to operate to date, and we expect it to help us remain operational during the next twelve months.

Our activities to date have been supported by equity financing, through the private placements of our common stock on the date of our inception, December 20, 2007, and on October 31, 2009, through which we raised total proceeds of approximately $70,790.

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. The estimated funding we require during the next twelve months period is approximately $ 55,400. These estimated expenditures are described in detail above under "Expenditures." The length of time during which we will be able to satisfy our cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. We estimate that our current cash balances will be extinguished by June 2010 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we hope to be in a position to generate revenues by June 2010, or three months following the public launch of our TradeOnSMS system.

We have not yet earned any income from our operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our TradeOnSMS system costs greater than we have budgeted. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our TradeOnSMS system, a successful marketing and promotion program, attracting and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

WORKING CAPITAL

                                                   As at               As at
                                                 October 31,         October 31,
                                                    2009                2008
                                                  -------             -------
Current Assets                                    $37,341             $63,847
Current Liabilities                                    --                  --
                                                  -------             -------
Working Capital                                   $37,341             $63,847
                                                  =======             =======

Working capital has decreased from $63,847 at October 31, 2008 to $37,341 at Inception to October 31, 2009 due to an overall increase in our activity.

CASH FLOWS
                                                 Year Ended         Inception to
                                                 October 31,         October 31,
                                                    2009                2008
                                                  --------            --------
Net cash used in Operating Activities             $(26,506)           $ (6,944)
Net cash used in Investing Activities                   --                  --
                                                  --------            --------
Net cash provided by Financing Activities               --              70,791
Increase (Decrease) in Cash during the Year       $(26,506)           $ 63,847
Cash, Beginning of Year                             63,847                  --
                                                  --------            --------
Cash, End of Year                                 $ 37,341            $ 63,847
                                                  ========            ========

During the year ended October 31, 2009 and Inception to October 31,2008:

     (i) Our net cash used in operating activities of $26,506 in October 31, 2009 and Inception to October 31, 2008 of 6,944 is associated with overall increase in our activity.
     (ii) Our net cash from financing activities was $0 in 2009. Inception to October 31st, 2008 was $70,791, these funds were raised pursuant to private placement of our securities.

PLAN OF OPERATIONS AND CASH REQUIREMENTS OVER THE NEXT 12 MONTHS

Our current business objectives are:

     *    to develop and commercialize our TradeOnSMS system;
     *    integrate an SMS gateway to our TradeOnSMS system;
     *    to execute our marketing plan and to create interest in our product;

Our goals are to:

     *    Beta release of the TradeOnSMS system by December 31, 2009;
     * test the Beta release with a small group of individuals, get an overall feedback and malfunctions.
     *    Finalize a stable version of the TradeOnSMS system.
     *    generate revenue by June of 2010 through the sale of subscriptions;
          and
     *    achieve break-even results of operations.

ANTICIPATED CASH REQUIREMENTS

The following chart provides an overview of our budgeted expenditures by significant area of activity over the next 12 months.

               ESTIMATED EXPENSES FOR THE NEXT TWELVE MONTH PERIOD

                   Cash Operating Expenses
                     Legal/Accounting                 $16,000
                     Graphic & Web Designer           $ 4,000
                     TradeOnSMS Development           $17,000
                     Advertising/ Marketing           $15,000
                     1,000 Free Subscription          $ 2,400
                     Office Supply & Misc             $ 1,000
                                                      -------
                   Total                              $55,400
                                                      =======

For the 12 months ended October 31, 2009, we recorded a net operating loss of $27,046 and have an accumulated deficit of $33,989 since inception. As at October 31, 2009, we had cash on hand of $37,341. For the next 12 months, management estimates minimum cash requirements of $54,400 to fund on-going operations. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing through issuance of shares, debt or convertible debt. We do not currently have any arrangements for financing. Moreover, all cash operating expenses will be carefully monitored to ensure we can meet our obligations as they come due.

Due to the current financial crisis, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

RESULTS OF OPERATIONS FOR YEAR ENDED OCTOBER 31, 2009 AND INCEPTION TO OCTOBER 31, 2008.

The following summary should be read in conjunction with our audited financial statements for the years ended October 31, 2009 and Inception to October 31, 2008 included herein.

                                           Year Ended        Inception to
                                           October 31,        October 31,
                                              2009               2008
                                            --------           --------
Revenue                                     $    Nil           $    Nil
                                            --------           --------
Expenses
  Filing Fees                                  1,528                 --
  General and administrative                     673                 --
  Professional fees                           24,845              6,026
  Organization costs                              --                918
                                            --------           --------
Total expenses                                27,046              6,944
                                            --------           --------
Net Loss                                    $(27,046)          $ (6,944)
                                            ========           ========

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate that significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the year ended October 31, 2009 were $27,046 compared to $6,944 in 2008. This net increase of $20,102 was primarily due to an overall increase in our activity and increased expenses as a result of becoming an SEC reporting company during the first quarter of fiscal 2009. Significant figures include:

     *    $18,819 increase in professional fees
     *    $1,528 increase in filing fees.

GOING CONCERN

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements expressing concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

EARNINGS PER SHARE

The basic earnings (loss) per share is calculated by dividing our net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

DIVIDENDS

We have not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH EQUIVALENTS

We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

We provide for income taxes according to FASB ASC 740.

FASB ASC 740-10-30 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood that we will utilize the loss carry-forward.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                  TRADEON, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

               OCTOBER 31, 2009 AND INCEPTION TO OCTOBER 31, 2008

Report of Registered Independent Auditors - 2009                              11

Financial Statements -

Balance Sheets as of October 31, 2009 and 2008                                12

Statements of Operations for the Year Ended October 31, 2009 and
the Period from Inception (December 7, 2007) through October 31, 2008,
and Cumulative from Inception                                                 13

Statement of Stockholders' Equity for the Period from Inception
Through October 31, 2009                                                      14

Statements of Cash Flows for the Year Ended October 31, 2009 and
the Period from Inception (December 7, 2007) through October 31,
2008, and Cumulative from Inception                                           15

Notes to Financial Statements                                                 16

          REPORT OF REGISTERED INDEPENDENT AUDITORS - OCTOBER 31, 2009


To the Board of Directors and Stockholders of TradeOn, Inc.:

We have audited the accompanying balance sheets of TradeOn, Inc. (a Nevada corporation in the development stage) as of October 31, 2009 and 2008, and the related statement of operations, stockholders' equity, and cash flows for the years ended October 31, 2009 and 2008, and from inception (December 7, 2007) through October 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TradeOn, Inc. as of October 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended October 31, 2009 and 2008, and from inception (December 7, 2007) through October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of October 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,


/s/ Alan Weinberg CPA
---------------------------------
Weinberg & Associates LLC
Baltimore, Maryland
December 17, 2009

                                  TradeOn, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                        October 31,        October 31,
                                                                           2009               2008
                                                                         --------           --------
ASSETS

CURRENT ASSETS:
  Cash in bank                                                           $ 37,341           $ 63,847
                                                                         --------           --------

      Total current assets                                                 37,341             63,847
                                                                         --------           --------

TOTAL ASSETS                                                             $ 37,341           $ 63,847
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                               $    540           $     --
                                                                         --------           --------

      Total current liabilities                                               540                 --

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.0001per share,
   50,000,000 shares authorized, none outstanding                              --                 --
  Common stock, par value $0.0001 per share, 100,000,000 shares
   authorized; 6,794,880 shares issued and outstanding                        679                679
  Additional paid-in capital                                               70,111             70,111
  (Deficit) accumulated during the development stage                      (33,989)            (6,943)
                                                                         --------           --------

      Total stockholders' equity                                           36,801             63,847
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 37,341           $ 63,847
                                                                         ========           ========


               The accompanying notes to financial statements are
                 an integral part of these financial statements.

                                  TradeOn, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                       Year Ended        December 7, 2007     December 7, 2007
                                                         Ended            (Inception) to       (Inception) to
                                                       October 31,          October 31,          October 31,
                                                          2009                 2008                 2009
                                                       ----------           ----------           ----------
REVENUES                                               $       --           $       --           $       --
                                                       ----------           ----------           ----------
EXPENSES:
  Organization costs                                           --                  918                  918
  Filing fees                                               1,528                   --                1,528
  Professional fees                                        24,845                6,026               30,871
  Bank service charges                                        673                   --                  673
                                                       ----------           ----------           ----------

Total general and administrative expenses                  27,046                6,944               33,989
                                                       ----------           ----------           ----------

(LOSS) FROM OPERATIONS                                    (27,046)              (6,944)             (33,989)

OTHER INCOME (EXPENSE)                                         --                   --                   --
                                                       ----------           ----------           ----------

INCOME BEFORE INCOME TAXES                                (27,046)              (6,944)             (33,989)

PROVISION FOR INCOME TAXES                                     --                   --                   --
                                                       ----------           ----------           ----------

NET (LOSS)                                             $  (27,046)          $   (6,944)          $  (33,989)
                                                       ==========           ==========           ==========

(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted          $       --           $       --
                                                       ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                        6,794,880            4,314,318
                                                       ==========           ==========


               The accompanying notes to financial statements are
                 an integral part of these financial statements.

                                  TradeOn, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (December 7, 2007)
                            THROUGH OCTOBER 31, 2009

                                                                                   (Deficit)
                                                                                  Accumulated
                                          Common Stock             Additional      During the
                                      ---------------------         Paid-in       Development
                                      Shares         Amount         Capital          Stage            Totals
                                      ------         ------         -------          -----            ------
BALANCE AT INCEPTION                       --        $   --        $     --        $      --         $     --

Common stock issued for cash        4,000,000           400             518               --              918

Common stock issued for cash        2,794,880           279          69,593               --           69,872

Net (loss) for the period                  --            --              --           (6,943)          (6,943)
                                    ---------        ------        --------        ---------         --------

BALANCE - OCTOBER 30, 2008          6,794,880        $  679        $ 70,111        $  (6,943)        $ 63,847

Net (loss) for the period                  --            --              --          (27,046)         (27,046)
                                    ---------        ------        --------        ---------         --------

BALANCE - OCTOBER 31, 2009          6,794,880        $  679        $ 70,111        $ (33,989)        $ 36,801
                                    =========        ======        ========        =========         ========


               The accompanying notes to financial statements are
                 an integral part of these financial statements

                                  TradeOn, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                      Year Ended      December 7, 2007    December 7, 2007
                                                        Ended          (Inception) to      (Inception) to
                                                      October 31,        October 31,         October 31,
                                                         2009               2008                2009
                                                       --------           --------            --------
OPERATING ACTIVITIES:
  Net (loss)                                           $(27,046)          $ (6,944)           $(33,989)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
  Changes in net assets and liabilities
    Accounts payable and accrued liabilities                540                 --                 540
                                                       --------           --------            --------

NET CASH USED IN OPERATING ACTIVITIES                   (26,506)            (6,944)            (33,449)
                                                       --------           --------            --------
INVESTING ACTIVITIES:

NET CASH USED IN INVESTING ACTIVITIES                        --                 --                  --
                                                       --------           --------            --------
FINANCING ACTIVITIES:
  Issuance of common stock                                   --             70,791              70,790
                                                       --------           --------            --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    --             70,791              70,790
                                                       --------           --------            --------

NET (DECREASE) INCREASE IN CASH                         (26,506)            63,847              37,341

CASH - BEGINNING OF PERIOD                               63,847                 --                  --
                                                       --------           --------            --------

CASH - END OF PERIOD                                   $ 37,341           $ 63,847            $ 37,341
                                                       ========           ========            ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                             $     --           $     --            $     --
                                                       ========           ========            ========

  Income taxes                                         $     --           $     --            $     --
                                                       ========           ========            ========


               The accompanying notes to financial statements are
                 an integral part of these financial statements.

                                  TradeOn, Inc.
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2009


NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on December 7, 2007. The Company has limited operations and is considered a development stage company and has not yet realized any revenues from its planned operations.

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

We have evaluated subsequent events, as defined by FASB ASC 855-10, "Subsequent Events," through the date that the financial statements were issued on December 17, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an October 31 fiscal year end.

EARNINGS PER SHARE

Basic earnings (loss) per share amounts are computed by dividing the net income
(loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

INCOME TAXES

The Company provides for income taxes under FASB Accounting Standards Codification ("ASC") 740 - Income Taxes which requires the use of an asset and liability approach in accounting for income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

SOFTWARE DEVELOPMENT COSTS

Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

NOTE 3 - ADVERTISING

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of October 31, 2009.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 7, 2007) to October 31, 2009 of $33,989. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There can be no assurance that debt or equity financing will be available to the Company on acceptable terms or at all, and there is no guarantee that the Company will be successful in these efforts.

NOTE 5. RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2009, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $33,989 at October 31, 2009, and will expire in the year 2029.

As at October 31, 2009, deferred tax assets consisted of the following:

                   Net operating losses                $5098
                   Less: valuation allowance           (5098)
                                                      ------

                   Net deferred tax asset             $   --
                                                      ======

NOTE 8. STOCKHOLDERS' EQUITY

A. AUTHORIZED

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

B. ISSUED AND OUTSTANDING

On December 7, 2007, the Company issued 4,000,000 common shares to its directors for cash, valued at $0.00023 per share or $918.

Since inception (December 7, 2007) to the year ended October 31, 2008, the Company accepted subscriptions for 2,794,880 shares of common stock from 35 investors pursuant to a series of private placement transactions which closed on September 24, 2008. The private placements were not subject to any minimum investment, and were priced at $0.025 per share, for aggregate gross proceeds of approximately $70,000. The Company accepted the subscriptions on September 24, 2008.

NOTE 9. CONCENTRATION OF CREDIT RISK

The Company's cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company's investments are financially sound and accordingly, minimal credit risk exists with respect to these investments.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), codified in FASB ASC 820-10-65, which provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this year end report, being the fiscal year ended October 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. As of October 31, 2009, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the year ended October 31, 2009, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

INHERIT LIMITATIONS OF INTERNAL CONTROL

 Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

     * pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
     * provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
     * provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

As at October 31, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

   Name                Position Held With Company           Age      Date First Elected or Appointed
   ----                --------------------------           ---      -------------------------------
Amit Sachs            President and Director                 40             December 7, 2007
Moshe Basson          Secretary, Treasurer and Director      60             December 7, 2007

BUSINESS EXPERIENCE

MR. AMIT SACHS

Mr. Sachs is our President and Director. He has served in these capacities since we were incorporated on December 7, 2007. Mr. Sachs has been involved with Sachs Co. a leading household electronics product. Sachs Co. is importing and marketing electronics products in Israel, since 1992 to 2005 Mr. Sachs has been managing the logistic department, service department and the warehouse. He has been involved in building and inspecting factories in China, Turkey and Germany. Since 2005 to present Mr. Sachs is managing the logistics and import department at Sachs Co.

He is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

MR. MOSHE BASSON

Mr. Basson is our Secretary, Treasurer and Director. He has served in these capacities since we were incorporated on December 7, 2007. Since 1990, Mr. Basson has been the president of Moshe Marketing, a company that specialists in food and health products. Moshe Marketing has a distribution network in Israel and its products are placed in supermarkets, bakeries, kiosks and small shops.

He is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission

BOARD COMPOSITION

Our Bylaws provide that the Board of Directors shall consist of one or more members, but not more than nine, and that our shareholders shall determine the number of directors at each regular meeting. Each director serves for a term that expires at the next regular meeting of the shareholders or until his successor is elected and qualified.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee "financial expert." As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." Our determination of independence of directors is made using the definition of "independent director" contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market ("NASDAQ"), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of "independent" as within the meaning of such rules as a result of their current positions as our executive officers.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the executive officers described above.

FAMILY RELATIONSHIPS

There are no family relationships between our officers and directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Specific due dates for these reports have been established. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended October 31, 2009, all Section 16(a) filing requirements applicable to its directors, executive officers, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers and directors during the fiscal years ended October 31, 2008 and Inception (December 7, 2007) to October 31, 2009.

                           SUMMARY COMPENSATION TABLE


                                                                      Non-Equity     Nonqualified
 Name and                                                             Incentive        Deferred
 Principal                                    Stock       Option         Plan        Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Amit Sachs,     2008      --        --          --          --            --              --            3,025(1)       3,025
President, CEO  2009      --        --          --          --            --              --               --             --
and Director

Moshe Basson,   2008      --        --          --          --            --              --            3,000(2)       3,000
Secretary,      2009      --        --          --          --            --              --               --             --
Treasurer
and Director

----------
(1) Amit Sachs was paid an aggregate of $3,000 in consideration for certain consulting services provided to us.
(2) Moshe Basson was paid an aggregate of $3,000 in consideration for certain consulting services provided to us.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at October 31, 2009.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

There are currently no employments or other contracts or arrangements with our executive officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

COMPENSATION OF DIRECTORS

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of TradeOn, Inc other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 2, 2008 for:

     * each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
     *    each of our executive officers;
     *    each of our directors; and
     *    all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/ o TradeOn Inc., 30 Eliahu Miferrera St. Tel Aviv 69865 Israel.

The percentage ownership information shown in the table below is calculated based on 6,794,880 shares of our common stock issued and outstanding as of December 22, 2008. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

                       Name of              Amount and Nature        Percentage
Title of Class     Beneficial Owner      of Beneficial Ownership      of Class
--------------     ----------------      -----------------------      --------

   Common        Amit Sachs                    2,000,000               29.41%
                 President and Director(1)

   Common        Moshe Basson                  2,000,000               29.41%
                 Secretary, Treasurer
                 and Director(2)

   Common        All officers as a Group       4,000,000               58.82%
                 (three persons)

----------
(1)  Amit's address is 30 Eliahu Miferrera St. Tel Aviv, Israel 69865
(2)  Moshe's address is 38 Hahagana St. Bat Yam, Israel 59429

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

We do not have any issued and outstanding securities that are convertible into common stock. Other than the shares covered by the registration statement of which this prospectus is a part, we have not registered any shares for sale by security holders under the Securities Act. None of our stockholders are entitled to registration rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

REAL PROPERTY

We currently maintain our corporate office at 30 Eliahu Miferrera St. Tel Aviv 69865 Israel, which has been donated free of charge from our President and director, Mr. Amit Sachs.

STOCK TRANSACTIONS

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On December 7, 2007, pursuant to the terms of a subscription agreement, we sold 2,000,000 shares of our common stock to Mr. Amit Sachs, our President and Director, for cash payment to us of $0.00023 per share, or $459 in the aggregate.

On December 7, 2007 pursuant to the terms of a subscription agreement, we sold 2,000,000 shares of our common stock to Mr. Moshe Basson, our Secretary, Treasurer and Director, for cash payment to us of $0.00023 per share, or $459 in the aggregate.

Our officers and directors may be considered promoters of the Company due to their participation in and management of the business since its incorporation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed during the fiscal years ended October 31, 2009 and 2008 by Alan Weinberg CPA for professional services and for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                         Year Ended                Year Ended
                                      October 31, 2008          October 31, 2009
                                      ----------------          ----------------
Alan Weinberg CPA Audit Fees               $    0                    $6,500
Audit Related Fees                         $    0                    $    0
Tax Fees                                   $    0                    $    0
All Other Fees                             $    0                    $    0
TOTAL                                      $    0                    $6,500 (1)

----------
(1) Audit fees for year ended October 31, 2009 have not yet been billed to us yet

In the above table, "audit fees" are fees billed by our company's external auditor for services provided in auditing our company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. "All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

PRE APPROVAL POLICIES AND PROCEDURES

We do not have a separately designation Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

The Board of Directors has considered the nature and amount of fees billed by Alan Weinberg CPA, and believes that the provision of services for activities related to the audit is compatible with maintaining Alan Weinberg CPA.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit                            Description
-------                            -----------

  3.1     Articles of Incorporation of Registrant. (1)

  3.2     Bylaws of Registrant. (1)

  4.1     Specimen Common Stock Certificate. (1)

  5.1     Legal Opinion and Consent of The O'Neal Law Firm, P.C. (1)

 10.1 Form of Subscription Agreement entered into between the Company and Amit Sachs on December 7, 2007. (1)

 10.2 Form of Subscription Agreement entered into between the Company and Moshe Basson on December 7, 2007. (1)

 10.3 Form of Subscription Agreement entered into in connection with the September 24, 2008 private placement. (1)

 23.1     Consent of Weinberg & Associates LLC. (1)

 23.2     Consent of The O'Neal Law Firm, P.C (incorporated in Exhibit 5.1). (1)

 24.1 Power of Attorney (contained on the signature page of the registration statement). (1)

 31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

 31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

 32.1     Certification of Principal Executive Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

 32.2     Certification of Principal Financial Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

----------
1. Incorporated by reference to the Company's Registration Statement on Form S-1 filed on December 23, 2008

2.   Filed herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, in Tel-Aviv, Israel on December 18, 2009.

                                  TRADEON, INC.


                                  By: /s/ Amit Sachs
                                     -------------------------------------------
                                  Name:  Amit Sachs
                                  Title: President and Director
                                         (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


      Signature                           Title                                 Date
      ---------                           -----                                 ----

/s/ Amit Sachs                    President and Director                   December 18, 2009
----------------------------      (Principal Executive Officer)
Amit Sachs


/s/ Moshe Basson                  Secretary, Treasurer and Director        December 18, 2009
----------------------------      (Principal Financial and
Moshe Basson                      Accounting Officer)