Form 10-Q
period 2010-01-31
TradeOn Inc.
filed 2010-02-26
CIK 1448776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For quarterly period ended January 31, 2010

                                       or

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

There were 6,794,880 shares of common stock $0.0001 par value per share, outstanding on February 25, 2010.

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

                Balance Sheets

                Statement of Operations

                Statement of Changes in Stockholder's Equity

                Statement of Cash Flows

                Notes to Financial Statements January 31, 2010

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8

     Item 3.    Quantitative and Qualitative Disclosures About
                Market Risk                                                  11

     Item 4/4T. Controls and Procedures                                      11

PART II. Other Information:

     Item 1.    Legal Proceedings                                            12

     Item 1A.   Risk Factors                                                 12

     Item 2.    Unregistered Sales of Equity Securities and Use
                of Proceeds                                                  12

     Item 3.    Defaults Upon Senior Securities                              12

     Item 4.    Submission of Matters to a Vote of Security Holders          12

     Item 5.    Other Information                                            12

     Item 6.    Exhibits                                                     12

Signatures                                                                   13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  TradeOn, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                January 31, 2010

                                                                        January 31,        October 31,
                                                                           2010               2009
                                                                         --------           --------
                                                                        (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash in bank                                                           $ 11,655           $ 37,341
                                                                         --------           --------
      Total current assets                                                 11,655             37,341
                                                                         --------           --------

TOTAL ASSETS                                                             $ 11,655           $ 37,341
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                               $    113           $    540
                                                                         --------           --------

      Total current liabilities                                               113                540

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.0001per share,
   50,000,000 shares authorized, none outstanding                              --                 --
  Common stock, par value $0.0001 per share, 100,000,000 shares
   authorized; 6,794,880 shares issued and outstanding                        679                679
  Additional paid-in capital                                               70,111             70,111
  (Deficit) accumulated during the development stage                      (59,248)           (33,989)
                                                                         --------           --------
      Total stockholders' equity                                           11,542             36,801
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 11,655           $ 37,341
                                                                         ========           ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  TradeOn, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Three Months         Three Months       December 7, 2007
                                                     Ended                Ended            (Inception) to
                                                   January 31,          January 31,          January 31,
                                                      2010                 2009                 2010
                                                   ----------           ----------           ----------
REVENUES                                           $       --           $       --           $       --
                                                   ----------           ----------           ----------
EXPENSES:
  Organization costs                                       --                   --                  918
  Filing fees                                             484                1,241                2,012
  Professional fees                                    24,492                4,500               55,363
  Bank service charges                                    283                  214                  956
                                                   ----------           ----------           ----------
Total general and administrative expenses              25,259                5,955               59,248
                                                   ----------           ----------           ----------

(LOSS) FROM OPERATIONS                                (25,259)              (5,955)             (59,248)

OTHER INCOME (EXPENSE)                                     --                   --                   --
                                                   ----------           ----------           ----------

INCOME BEFORE INCOME TAXES                            (25,259)              (5,955)             (59,248)

PROVISION FOR INCOME TAXES                                 --                   --                   --
                                                   ----------           ----------           ----------

NET (LOSS)                                         $  (25,259)          $   (5,955)          $  (59,248)
                                                   ==========           ==========           ==========
(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted      $       --           $       --
                                                   ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                    6,794,880            6,794,880
                                                   ==========           ==========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  TradeOn, Inc.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (December 7, 2007)
                            THROUGH JANUARY 31, 2010
                                   (unaudited)

                                                                                   (Deficit)
                                                                                  Accumulated
                                          Common Stock             Additional      During the
                                      ---------------------         Paid-in       Development
                                      Shares         Amount         Capital          Stage            Totals
                                      ------         ------         -------          -----            ------
BALANCE AT INCEPTION                       --        $   --        $     --        $      --         $     --

Common stock issued for cash        4,000,000           400             518               --              918

Common stock issued for cash        2,794,880           279          69,593               --           69,872

Net (loss) for the year                    --            --              --           (6,943)          (6,943)
                                    ---------        ------        --------        ---------         --------

BALANCE - OCTOBER 31, 2008          6,794,880        $  679        $ 70,111        $  (6,943)        $ 63,847

Net (loss) for the period                  --            --              --          (27,046)         (27,046)
                                    ---------        ------        --------        ---------         --------

BALANCE - OCTOBER 31, 2009          6,794,880        $  679        $ 70,111        $ (33,989)        $ 36,801

Net (loss) for the period                  --            --              --          (25,259)         (25,259)
                                    ---------        ------        --------        ---------         --------

BALANCE - JANUARY 31, 2010          6,794,880        $  679        $ 70,111        $ (59,248)        $ 11,542
                                    =========        ======        ========        =========         ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  TradeOn, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    Three Months       Three Months     December 7, 2007
                                                       Ended              Ended          (Inception) to
                                                     January 31,        January 31,        January 31,
                                                        2010               2009               2010
                                                      --------           --------           --------
OPERATING ACTIVITIES:
  Net (loss)                                          $(25,259)          $ (5,955)          $(59,248)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
  Changes in net assets and liabilities-
    Prepaid expenses                                        --             (2,000)                --
    Accounts payable and accrued liabilities              (428)                --                113
                                                      --------           --------           --------

NET CASH USED IN OPERATING ACTIVITIES                  (25,686)            (7,955)           (59,136)
                                                      --------           --------           --------
INVESTING ACTIVITIES:

NET CASH USED IN INVESTING ACTIVITIES                       --                 --                 --
                                                      --------           --------           --------
FINANCING ACTIVITIES:
  Issuance of common stock                                  --                 --             70,791
                                                      --------           --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   --                 --             70,791
                                                      --------           --------           --------

NET (DECREASE) INCREASE IN CASH                        (25,686)            (7,955)            11,655

CASH - BEGINNING OF PERIOD                              37,341             63,847                 --
                                                      --------           --------           --------

CASH - END OF PERIOD                                  $ 11,655           $ 55,892           $ 11,655
                                                      ========           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                            $     --           $     --           $     --
                                                      ========           ========           ========

  Income taxes                                        $     --           $     --           $     --
                                                      ========           ========           ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  TradeOn, Inc.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2010


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

We have evaluated subsequent events, as defined by FASB ASC 855-10, "Subsequent Events," through the date that the financial statements were issued on February 11, 2010.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2009 audited financial statements. The results of operations for the period ended January 31, 2010 is not necessarily indicative of the operating results for the full year.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Since December 7, 2007 (Inception) through January 31, 2010, the company paid $9,710 to its Director, Amit Sachs and $8,500 to its Director, Moshe Basson, for consulting services.

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

OVERVIEW

We are a development stage company with limited operations and no revenues from our business operations. Our offices are currently located at 30 Eliahu Miferrera St. Tel Aviv 69865 Israel, which has been donated free of charge from our President and director, Mr. Amit Sachs.We were incorporated under the laws of the state of Nevada on December 7, 2007. Our common stock is quoted on the OTC Bulletin Board under the symbol "TACN".

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

We currently have no revenues or customers for our services. At this stage in our development, there can be no assurance that we will be successful in generating revenues from our subscription based online system or that prospective customers seeking price comparison service will be receptive to using our service.

As of the date hereof, we have not been successful in raising the additional funding necessary to continue with our business plan. Historically, we have been able to raise a limited amount of capital through private placements of our common stock, but we are uncertain about our continued ability to raise funds privately. The recent credit crisis has only made our situation more difficult, because investors who were historically receptive to startup situations have become almost nonexistent in this current environment. Without further loans from our directors, we only have sufficient funds to continue with our business in a maintenance mode for the next 1-2 months. We believe that a commercial version of TradeOnSMS requires an additional $50-55,000 in cash for additional development costs and at least 3-6 months to complete development.

As a result of this difficult environment and our lack of cash to continue with our business, our directors have been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions which would likely involve a change of business. Our preference is to raise additional, suitable financing to continue with business, but at this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further significant financing.

POTENTIAL MERGERS AND ACQUISITIONS

Concurrent with efforts to find suitable financing for our business, we are also focusing on analyzing potential business opportunities with more established business entities for merger or acquisition with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Mr. Sachs is undertaking the search for and analysis of new business opportunities. He is not a professional business analyst. In seeking or analyzing prospective business opportunities, Mr. Sachs may utilize the services of outside consultants or advisors. At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable. Further, we believe that our company may have more difficulties raising capital for our existing business than for a new business opportunity. We have held preliminary negotiations with prospective business entities but have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q; and our 10K for October 31, 2009, filed on edgar on December 24, 2009.

We are a development stage company with very limited operations to date, no revenue, very limited financial backing and few assets. Our immediate priority is to either secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect. This is critical to to ensure our survival and to preserve our shareholder's investment in our common shares. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our company will fail without further significant financing. We currently have a small working capital deficiency including what we owe to our director. Our directors have indicated that they are willing to lend our company minimum funds to enable us meet our statutory corporate and reporting obligations for the next 12 months through unsecured, no interest loans.

We believe we require a minimum of $55,000 in additional financing to continue and commercially develop our existing business over the next 12 months, including $39,000 of development costs to complete our proposed product.

Concurrent with our search for additional financing for our existing business, we are also actively seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing and that we will close our existing business. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue this new plan. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we cannot quantify what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2010 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2009 AND THE PERIOD FROM INCEPTION TO JANUARY 31, 2010

We incurred operating expenses of $25,259 for the three months ended January 31, 2010 compared to $5,955 for the three months ended January 31, 2009. From inception to January 31, 2010 we have incurred operating expenses of $59,248.

Operating expenses increased from the comparative period due to an overall increase in our activity and increased expenses as a result of being a reporting company.

Significant elements include:

     * $24,492 in professional fees related to accounting and consulting for the three months ended January 31, 2010 compared to $4,500 for the three months ended January 31, 2009.

NET LOSS

We incurred a net loss of $25,259 for the three months ended January 31, 2010 compared to $5,955 for the three months ended January 31, 2009. From inception to January 31, 2010 we have incurred losses of $59,248.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve months period.

As of January 31, 2010, we had working capital of $11,542 compared to $36,801 as of October 31, 2009. As of January 31, 2010, our total assets consisted of cash of $11,655, representing a net decrease in cash of 25,686 since October 31, 2009.

There were no financing activities during the three months ended January 31, 2010. Cash used in operating activities during the three months ended January 31, 2010 amounted to $25,686, mainly represented by net loss of $25,259 adjusted by accounts payable and accrued liabilities of $428. Cash used in operating activities during the three months ended January 31, 2009 amounted to $7,955, mainly represented by net loss of $5,955 adjusted by prepaid expenses of $2000. Cash used in operating activities during the period from inception to January 31, 2010 amounted to $59,136, represented by a net loss of $59,248, adjusted by changes in accounts payable and accrued liabilities of $113.

Because we have little remaining cash and have not generated any revenue from our business, we need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses, or to fund the identification, evaluation and combination or merger with a suitable business opportunity.

Other than limited loans from our directors to continue with our statutory requirements for the next 12 months, we do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans and our business will then likely fail.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of January 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework, as supplemented by the COSO publication, Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January, 2010 based on these criteria.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the Company's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

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

                                  TRADEON, INC.
                                (the Registrant)


Date: February 25, 2010                By: /s/ Amit Sachs
                                          --------------------------------------
                                       Name:  Amit Sachs
                                       Title: President and Director


Date: February 25, 2010                By: /s/ Moshe Basson
                                          --------------------------------------
                                       Name:  Moshe Basson
                                       Title: Secretary, Treasurer and Director