Form 10-Q
period 2010-04-30
TradeOn Inc.
filed 2010-06-18
CIK 1448776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended April 30, 2010.

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _______________

Commission File Number 000-53547

TRADEON, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1548693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jiangsu Wujin Lijia Industrial Park, Lijia Town,
Wujin Changzhou City, Jiangsu Province, 213176
People's Republic of China
(Address of principal executive offices)

(86)519-8623-8298
(Registrant's telephone number, including area code)

__________________________________________________
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X [   ] No [  ]

There were 6,794,880 shares of common stock $0.0001 par value per share, outstanding on June 14, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TradeOn, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
April 30, 2010

	April 30,	October 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash in bank	$9,795	$37,341

Total current assets	9,795	37,341

Total Assets	$9,795	$37,341

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$2,293	$540

Total current liabilities	2,293	540

Stockholders' Equity
Preferred stock, par value $0.0001per share, 50,000,000 shares authorized, none outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 6,794,880 shares issued and outstanding	679	679
Additional paid-in capital	70,111	70,111
(Deficit) accumulated during the development stage	(63,288)	(33,989)

Total stockholders' equity	7,502	36,801

Total Liabilities and Stockholders' Equity	$9,795	$37,341

The Accompanying Notes Are an Integral Part of these Financial Statements

TradeOn, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

					December 7, 2007
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-
Expenses:
Organization costs	-	-	-	-	918
Filing fees	80	40	564	1,281	2,092
Professional fees	3,900	16,145	28,392	20,645	59,263
Bank service charges	60	101	343	315	1,016
Total general and administrative expenses	4,040	16,286	29,299	22,241	63,288
(Loss) from Operations	(4,040)	(16,286)	(29,299)	(22,241)	(63,288)
Other Income (Expense)	-	-	-	-	-
Income before Income Taxes	(4,040)	(16,286)	(29,299)	(22,241)	(63,288)
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(4,040)	$(16,286)	$(29,299)	$(22,241)	$(63,288)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$-	$-	$-	$-
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	6,794,880	6,794,880	6,794,880	6,794,880

The Accompanying Notes Are an Integral Part of these Financial Statements

TradeOn, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (December 7, 2007)
THROUGH APRIL 31, 2010
(unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance at inception	-	$-	$-	$-	$-
Common stock issued for cash	4,000,000	400	518	-	918
Common stock issued for cash	2,794,880	279	69,593	-	69,872
Net (loss) for the year	-	-	-	(6,944)	(6,944)
Balance - October 31, 2008	6,794,880	$679	$70,111	$(6,944)	$63,847
Net (loss) for the period	-	-	-	(27,046)	(27,046)
Balance - October 31, 2009	6,794,880	$679	$70,111	$(33,989)	$36,801
Net (loss) for the period	-	-	-	(29,299)	(29,299)
Balance - April 30, 2010	6,794,880	$679	$70,111	$(63,288)	$7,502

The Accompanying Notes Are an Integral Part of these Financial Statements

TradeOn, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

			December 7, 2007
	Six Months Ended	Six Months Ended	(Inception) to
	April 30,	April 30,	April 30,
	2010	2009	2010
Operating Activities:
Net (loss)	$(29,299)	$(22,241)	$(63,288)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities-
Prepaid expenses	-	(500)	-
Accounts payable and accrued liabilities	1,753	920	2,293

Net Cash Used in Operating Activities	(27,546)	(21,821)	(60,996)

Investing Activities:

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Issuance of common stock	-	-	70,791

Net Cash Provided by Financing Activities	-	-	70,791

Net (Decrease) Increase in Cash	(27,546)	(21,821)	9,795

Cash - Beginning of Period	37,341	63,847	-

Cash - End of Period	$9,795	$42,026	$9,795

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The Accompanying Notes Are an Integral Part of these Financial Statements

TRADEON, INC.
(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
April 30, 2010

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

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2009 audited financial statements. The results of operations for the period ended April 30, 2010 is not necessarily indicative of the operating results for the full year.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Since December 7, 2007 (Inception) through April 30, 2010, the company paid $10,010 to its Director, Amit Sachs and $10,000 to its Director, Moshe Basson, for consulting services.

NOTE 5 – SUBSEQUENT EVENT

On June 9, 2010, we entered into a share exchange agreement, which resulted in our reverse acquisition of Best Green BVI, we have assumed the business and operations of Best Green BVI, its Chinese subsidiary and its controlled variable interest entities, which are engaged in the manufacture and distribution of network and HDMI cable.  Their products also consist of light electric vehicles, or LEVs, and cryogen-free refrigerators.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We were a development stage company with limited operations and no revenues from our business operations. Our offices are currently located at Jiangsu Wujin Lijia Industrial Park, Lijia Industrial Park, Lijia Town, Wujin, Changzhou City, Jiangsu Province, 213176, People’s Republic of China. We were incorporated under the laws of the state of Nevada on December 7, 2007. Our common stock is quoted on the OTC Bulletin Board under the symbol "TACN".

On June 9, 2010, we entered into a share exchange agreement, or the Share Exchange Agreement, with Best Green Energy Industries Limited, or Best Green BVI, and Best Green Investments Limited, the sole shareholder of Best Green BVI. Pursuant to the Share Exchange Agreement, on June 9, 2010, Best Green Investments transferred all of the shares of the capital stock of Best Green BVI in exchange for 20,734,531 newly issued shares of our common stock, which, after giving effect to the Cancellation Agreement disclosed below, constituted 88.1% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

As a result of the reverse acquisition, Best Green BVI became our wholly-owned subsidiary and Best Green Investments Limited, the former shareholder of Best Green BVI, became our controlling stockholder. The share exchange transaction with Best Green BVI was treated as a reverse acquisition, with Best Green BVI as the acquirer and TradeOn, Inc. as the acquired party. Best Green BVI was incorporated in the British Virgin Islands on March 31, 2010.

As a result of our reverse acquisition of Best Green BVI, we have assumed the business and operations of Best Green BVI, its Chinese subsidiary and its controlled variable interest entities, which are engaged in the manufacture and distribution of network and HDMI cable. The variable interest entities became controlled by the Chinese subsidiary through some contractual arrangements. Their products also consist of light electric vehicles, or LEVs, and cryogen-free refrigerators. We plan to amend our certificate of incorporation to change our name from “TradeOn, Inc.” to “China Green Energy Industries, Inc.” to reflect the current business of our company, which changed as a result of our acquisition of Best Green BVI.

The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Best Green BVI is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. Given the reverse acquisition nature of the transaction and that it occurred following the interim period ended April 30, 2010, the following management discussion and analysis for the interim period ended April 30, 2010 will provide little value to the reader in regards to our current operations.

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

We are a development stage company with very limited operations to date, no revenue, very limited financial backing and few assets. Our immediate priority is to either secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect. This is critical to ensure our survival and to preserve our shareholder's investment in our common shares. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our company will fail without further significant financing. We currently have a small working capital deficiency including what we owe to our director. Our directors have indicated that they are willing to lend our company minimum funds to enable us meet our statutory corporate and reporting obligations for the next 12 months through unsecured, no interest loans.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2010 COMPARED TO THREE MONTHS ENDED APRIL 30, 2009, AND SIX MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 2009.

We incurred operating expenses of $4,040 for the three months ended April 30, 2010 compared to $16,286 for the three months ended April 30, 2009.

We incurred operating expenses of $29,299 for the six months ended April 30, 2010 compared to $22,241 for the six months ended April 30, 2009.

From inception to April 30, 2010 we have incurred operating expenses of $63,288.

Operating expenses increased from the comparative period due to an overall increase in our activity and increased expenses as a result of being a reporting company.

Significant elements include:

* $3,900 in professional fees related to accounting, consulting and transfer agent fees for the three months ended April 30, 2010 compared to $16,145 for the three months ended April 30, 2009.

* $28,392 in professional fees related to accounting, consulting and transfer agent fees for the six months ended April 30, 2010 compared to $20,645 for the six months ended April 30, 2009.

NET LOSS

We incurred a net loss of $4,040 for the three months ended April 30, 2010 compared to $16,286 for the three months ended April 30, 2009.

We incurred a net loss of $29,299 for the six months ended April 30, 2010 compared to $22,241 for the six months ended April 30, 2009.

From inception to April 30, 2010 we have incurred losses of $63,288.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve months period.

As of April 30, 2010, we had working capital of $7,502 compared to $36,801 as of October 31, 2009. As of April 30, 2010, our total assets consisted of cash of $9,795, representing a net decrease in cash of $27,546 since October 31, 2009

There were no financing and investing activities during the six months ended April 30, 2010 and 2009. Cash used in operating activities during the six months ended April 30, 2010 amounted to $27,546, mainly represented by net loss of $29,299 adjusted by accounts payable and accrued liabilities of $1,753. Cash used in operating activities during the six months ended April 30, 2009 amounted to 21,821, mainly represented by net loss of $22,241 offset by prepaid expenses of $500 and adjusted by accounts payable and accrued liabilities of $920.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of April 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework, as supplemented by the COSO publication, Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2010 based on these criteria.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d -15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On May 18, 2010, our Chinese subsidiary Best Green Energy (Changzhou) Co., Ltd. entered into a series of contractual arrangements with Best Green Energy (Changzhou) Co., Ltd., Jiangsu Best Electrical Appliances Co., Ltd., Changzhou City Wujin Best Electronic Cables Co., Ltd., Jianliang Shi and Xueqin Wang. These contracts include an Exclusive Technical Services and Business Consulting Agreement, or the Consulting Agreement, a Business Operation Agreement, an Equity Interest Pledge, and a Proxy Agreement. Through these contracts, Jiangsu Best Electrical Appliances Co., Ltd., Changzhou City Wujin Best Electronic Cables Co., Ltd. became our controlled variable interest entities.

ITEM 6. EXHIBITS

Pursuant to Item 601 of Regulation S-K, the following exhibits are included herein.

Exhibit	Description

10.1

Business Operation Agreement, dated May 18, 2010, by and among Best Green Energy (Changzhou) Co., Ltd., Jiangsu Best Electrical Appliances Co., Ltd., Changzhou City Wujin Best Electronic Cables Co., Ltd., Jianliang Shi and Xueqin Wang.

10.2

Exclusive Technical and Consulting Service Agreement, dated May 18, 2010, by and among Best Green Energy (Changzhou) Co., Ltd., Jiangsu Best Electrical Appliances Co., Ltd. and Changzhou City Wujin Best Electronic Cables Co., Ltd.

10.3	Equity Interest Pledge Agreement, dated May 18, 2010, by and among Best Green Energy (Changzhou) Co., Ltd., Jianliang Shi and Xueqin Wang.
10.4

Proxy Agreement, dated May 18, 2010, by and among Best Green Energy (Changzhou) Co., Ltd., Jiangsu Best Electrical Appliances Co., Ltd., Changzhou City Wujin Best Electronic Cables Co., Ltd., Jianliang Shi and Xueqin Wang.

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

TRADEON, INC.
(the Registrant)

Date: June 17, 2010	By:	/s/ Jianliang Shi
Name: Jianliang Shi
Title: Chief Executive Officer and Chairman

Date: June 17, 2010	By:	/s/ Jianfeng Xu
Name: Jianfeng Xu
Title: Chief Financial Officer