Form 10-Q
period 2010-06-30
TradeOn Inc.
filed 2010-08-16
CIK 1448776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 000-53547
______________________

TRADEON, INC.
(Exact name of registrant as specified in its charter)
_______________________

Nevada	26-1548693
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Jiangsu Wujin Lijia Industrial Park
Lijia Town, Wujin District
Changzhou, Jiangsu Province
People's Republic of China	213176
(Address of principal executive offices)	(Zip Code)

(86)519-86230102
(Registrant's telephone number, including area code)
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,529,411 shares of common stock, par value $0.0001 per share, outstanding on August 16, 2010.

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

TradeOn, Inc.

Condensed consolidated financial statements
For the three and six months ended
June 30, 2010 and 2009
(Stated in US Dollars)

TradeOn, Inc.
Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2010 and 2009

TradeOn, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Revenues	$12,545,466	$3,145,256	$17,706,964	$5,545,452
Cost of revenues	(8,764,716)	(2,006,498)	(12,434,930)	(3,850,207)

Gross profit	3,780,750	1,138,758	5,272,034	1,695,245

Operating expenses
General and administrative expenses	326,944	212,347	633,136	414,875
Selling expenses	114,560	82,835	288,201	149,822

	441,504	295,182	921,337	564,697

Income from operations	3,339,246	843,576	4,350,697	1,130,548
Interest income	66,983	13,332	116,238	26,742
Other income	26,138	48,510	59,233	131,474
Finance costs	(115,448)	(73,771)	(209,996)	(177,249)

Income before income taxes	3,316,919	831,647	4,316,172	1,111,515

Income taxes - Note 15	(813,516)	(311,537)	(1,054,095)	(381,504)

Net income	$2,503,403	$520,110	$3,262,077	$730,011

Other comprehensive income (loss)
Foreign currency translation adjustments	18,091	(3,398)	18,163	(3,687)

Total comprehensive income	$2,521,494	$516,712	$3,280,240	$726,324

Earnings per share - Note 16
- Basic	$0.12	$0.03	$0.15	$0.04

- Diluted	$0.12	$0.03	$0.15	$0.04

Weighted average number of shares outstanding
- Basic	21,386,670	20,734,531	21,060,600	20,734,531

- Diluted	21,386,670	20,734,531	21,060,600	20,734,531

See the accompanying notes to condensed consolidated financial statements

TradeOn, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

	As of	As of
	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,284,153	$757,742
Restricted cash - Note 3	3,620,421	3,656,468
Trade accounts receivables, net - Note 4	10,840,046	2,691,560
Other receivables, prepayments and deposits - Note 5	543,276	931,662
Inventories, net - Note 6	2,643,202	1,966,989
Loans to third parties - Note 7	3,231,207	2,734,428
Loans to a related party - Note 8	2,578,217	-
Amounts due from related parties - Note 9	1,671,143	784,690
Deferred tax asset	70,961	70,664

Total current assets	26,482,626	13,594,203
Long-term equity investment - Note 10	160,581	159,909
Property, plant and equipment, net - Note 11	5,874,157	4,222,825
Land use rights - Note 12	1,016,737	1,023,258
Deferred tax asset	57,383	57,143

TOTAL ASSETS	$33,591,484	$19,057,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade accounts payable	$9,546,061	$3,701,489
Bills payable - Note 3	7,240,843	6,552,390
Other payables and accrued charges - Note 13	1,330,829	940,960
Income tax payable	1,721,115	685,076
Short-term bank loans - Note 14	8,653,761	5,575,382
Loan from a third party - Note 7	293,746	-
Amount due to a related party - Note 9	147,576	234,525

Total current liabilities	28,933,931	17,689,822

TOTAL LIABILITIES	28,933,931	17,689,822

COMMITMENTS AND CONTINGENCIES - Note 18

STOCKHOLDERS’ EQUITY
Common stock : par value $0.0001 per share
Authorized 100,000,000 shares; issued and outstanding 23,529,411 shares	2,353	2,073
Preferred stock : par value $0.01 per share
Authorized 50,000,000 shares; none issued and outstanding	-	-
Additional paid-in capital	1,311,248	1,301,731
Accumulated other comprehensive income	78,633	60,470
Retained earnings	3,265,319	3,242

TOTAL STOCKHOLDERS’ EQUITY	4,657,553	1,367,516

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,591,484	$19,057,338

See the accompanying notes to condensed consolidated financial statements

TradeOn, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2009
(Stated in US Dollars)

	Six months ended June 30,
	(Unaudited)
	2010	2009

Cash flows from operating activities
Net income	$3,262,077	$730,011
Adjustments to reconcile net income to net cash from (used in) operating activities: -
Depreciation and amortization	174,907	144,713
Changes in operating assets and liabilities: -
Trade accounts receivables	(8,106,058)	(1,479,541)
Other receivables, prepayments and deposits	390,823	(135,319)
Inventories	(665,396)	(163,195)
Amounts due from related parties	(879,779)	(27,054)
Trade accounts payable	5,806,730	(560,724)
Other payables and accrued charges	384,486	(136,931)
Income tax payable	1,029,064	370,314
Amount due to a related party	(87,597)	(257,522)

Net cash flows from (used in) operating activities	1,309,257	(1,515,248)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(1,791,475)	(568,632)
Loans to third parties	(483,438)	-
Loans to a related party	(2,568,356)	-
Cash acquired from the RTO	9,796	-

Net cash flows used in investing activities	(4,833,473)	(568,632)

Cash flows from financing activities
Proceeds from bank loans	3,043,276	949,844
Repayment of bank loans	-	(818,327)
Loan from a third party	292,623	-
Decrease (increase) in restricted cash	51,209	(2,681,848)
Increase in bills payable	658,402	5,434,272

Net cash flows from financing activities	4,045,510	2,883,941

Effect of foreign currency translation on cash and cash equivalents	5,117	715

Net increase in cash and cash equivalents	526,411	800,776

Cash and cash equivalents - beginning of period	757,742	654,388

Cash and cash equivalents - end of period	$1,284,153	$1,455,164

Supplemental disclosures for cash flow information
Interest paid	$209,996	$177,249
Income taxes paid	$12,998	$1,165

See the accompanying notes to condensed consolidated financial statements

TradeOn, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

1.	Corporation information

TradeOn, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 7, 2007.

On June 9, 2010, the Company entered into and closed a share exchange agreement (the “Share Exchange Agreement”) with Best Green Energy Industries Limited (“Best Green BVI”), a British Virgin Islands company incorporated on March 31, 2010, and its sole shareholder, Best Green Investments Limited (“Best Green Investments”), pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Best Green BVI in exchange for 20,734,531 shares of the Company’s common stock, par value $0.0001, issued to Best Green Investments which after giving effect to the Cancellation Agreement disclosed below, constituted 88.1% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

As a condition precedent to the consummation of the Share Exchange Agreement, on June 9, 2010, the Company entered into a cancellation agreement, or the Cancellation Agreement, with Mr. Haifeng Lu, who was the major stockholder of the Company immediately before the Share Exchange Agreement, whereby Mr. Lu agreed to the cancellation of 4,000,000 shares of the Company’s common stock owned by him. Mr. Haifeng Lu served as the Company’s sole director and officer from May 10, 2010 until June 9, 2010 when he was replaced by Mr. Jianliang Shi (“Mr. Shi”), a founder of Jiangsu Best Electrical Appliances Co., Ltd. (“Best Appliances”) and Changzhou City Wujin Best Electronic Cables Co., Ltd. (“Best Cables”). Mr. Shi and his spouse, Ms. Xueqin Wang (“Mrs. Shi”), together own the entire interests in Best Appliances and Best Cables respectively.

Mr. Shi was appointed as the Company’s director and chief executive officer effective upon the closing of the above share exchange. In addition, the Company’s executive officers were replaced by the executive officers of Best Appliances and Best Cables upon the closing of the share exchange.

As a result of the share exchange, the Company now owns all of the issued and outstanding capital stock of Best Green BVI, which in turn owns 100% of the outstanding capital stock of Best Green Energy (Changzhou) Co., Ltd. (“Best Green Changzhou”), a wholly-foreign-owned enterprise incorporated in the People’s Republic of China (the “PRC”) on May 6, 2010.

PRC law places certain restrictions on roundtrip investments through the acquisition of a PRC entity by PRC residents. To comply with these restrictions, in conjunction with the RTO, the Company, via Best Green Changzhou, entered into and consummated certain contractual arrangements with Best Appliances, Best Cables, and Mr. and Mrs. Shi pursuant to which the Company provides Best Appliances and Best Cables with technical, business and management consulting services and appoints their senior executives and approves all matters requiring shareholders’ approval. As a result of these contractual arrangements, which obligates Best Green Changzhou to absorb a majority of the risk of loss from the activities of Best Appliances and Best Cables and enables Best Green Changzhou to receive a majority of their expected residual returns, the Company accounts for the two entities as variable interest entities (“VIE”) pursuant to ASC 810 (the “VIE Arrangement”). The VIE Arrangement are set out in note 2. Best Appliances and Best Cables are collectively referred to as the “VIEs” thereafter.

TradeOn, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

1.	Corporate information (cont’d)

Before the closing of the share exchange, on April 24, 2010, Mr. and Mrs. Shi entered into an option agreement (the “Option Agreement”) with Mr. Marsel Gilyazov, the sole shareholder and director of Best Green Investments, pursuant to which Mr. and Mrs. Shi were granted options, exercisable 60 days after the date on which a current report on Form 8-K is filed with the Securities and Exchange Commission (the “SEC”) in respect of the Share Exchange Agreement, to acquire 51% and 49% equity interest of Best Green Investments, and ending on the fifth annual anniversary of that date. After Mr. and Mrs. Shi have exercised these options, they will be the Company’s controlling stockholders holding 88.1% equity interest.

The acquisition of Best Green BVI was accounted for as a recapitalization effected by a share exchange, wherein Best Green BVI is considered the acquirer for accounting and financial reporting purposes (the “RTO”). The Company’s assets and liabilities have been brought forward at their book value and no goodwill has been recognized. In addition, the reverse takeover accounting was used to account for the VIE Arrangement as the VIEs were under common control of Mr. and Mrs. Shi before and after the RTO (by virtue of the Option Agreement) and the VIE Arrangement. These financial statements, issued under the name of the Company, represent the continuation of the combined financial statements of the VIEs.

Following the RTO and the VIE Arrangement, the Company, through the VIEs, is primarily engaged in the manufacture and distribution of clean technology-based consumer products, which consist of light electrical vehicles, cryogen-free refrigerators, and network and HDMI cables. The Company operates manufacturing and distribution primarily in the PRC and sells some of their products under their own brand name of “BEST”.

In connection with the RTO, the Company’s Board of Directors on July 30, 2010 approved a change in the Company’s fiscal year end from October 31 to December 31 to be consistent with the fiscal year end of Best Green BVI.

2.	Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements of the Company, its subsidiaries and the VIEs have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and six-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the combined financial statements of the VIEs and the notes thereto included in the Company’s Form 8K as filed with the SEC on June 11, 2010.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and the VIEs. All significant inter-company accounts and transactions have been eliminated in consolidation.

TradeOn, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (cont’d)

Variable interest entities

Each of the VIEs and Mr. and Mrs. Shi entered into the following agreements with Best Green Changzhou, pursuant to which the VIEs became the VIE of Best Green Changzhou.

Consulting Agreement

Under the Consulting Agreement, Best Green Changzhou provides exclusive technical, business and management consulting services to the VIEs in exchange for service fees equal to 100% of the total annual net profits of the VIEs.

Business Operation Agreement

The Business Operation Agreement imposes restriction on the operations of the VIEs. Under the Business Operation Agreement, the VIEs are prohibited from engaging in any transaction which may materially affect its assets, obligations, rights or business operation without prior consent from Best Green Changzhou. The VIEs are also required to accept policies and suggestions provided by Best Green Changzhou from time to time with respect to employment or dismissal of employees, corporate management and financial management systems. The VIEs are also required to appoint the directors and members of senior management that Best Green Changzhou designates.

Equity Interest Pledge Agreement

Mr. and Mrs. Shi have pledged their entire equity interests in the VIEs to Best Green Changzhou pursuant to the Equity Interest Pledge Agreement. The equity interests are pledged as collateral security for the obligations of the VIEs under the Consulting Agreement and the Business Operation Agreement.

Proxy Agreement

The Proxy Agreement among Best Green Changzhou and Mr. and Mrs. Shi requires Mr. and Mrs. Shi to vote all of the equity interests in the VIEs at any shareholders’ meeting or other time when shareholders of the VIEs vote in accordance with Best Green Changzhou’s instructions.

Use of estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade and other receivables, inventories, deferred income taxes and the estimation on useful lives and residual values of property, plant and equipment. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

TradeOn, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade accounts receivables and other receivables. As of June 30, 2010 and December 31, 2009, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade accounts receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade accounts receivables.

During the reporting periods, customers representing 10% or more of the Company’s sales are as follows :-

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Customer A	$6,023,174	$669,443	$7,334,072	$954,297
Customer B	1,350,763	936,393	2,391,002	936,393
Customer C	1,756,184	-	1,756,184	-

	$9,130,121	$1,605,836	$11,481,258	$1,890,690

Details of customers representing 10% or more of the Company’s trade accounts receivables as of June 30, 2010 and December 31, 2009, respectively, are as follows :-

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)

Customer A	$5,835,858	$1,147,421
Customer B	1,104,486	731,158

	$6,940,344	$1,878,579

Fair value of financial instruments

The Company considers the carrying values reported in the condensed consolidated balance sheets for assets and liabilities qualifying as financial instruments approximate their fair values due to the short-term maturities or the applicable interest rates approximate the current market rates.

TradeOn, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (cont’d)

Basic and diluted earnings per share

Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the average number of common stock outstanding during the reporting periods.

Diluted earnings per share is computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the three and six months ended June 30, 2010 and 2009, there were no potentially dilutive shares.

Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860, Transfers and Servicing, previously SFAS No. 166, Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140)

The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and is effective for the Company as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810, Consolidation, previously SFAS 167, Amendments to FASB Interpretation No. 46(R”)

The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for the Company as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

TradeOn, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (cont’d)

Recently issued accounting pronouncements (cont’d)

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on this financial statements and result of operation and is currently not yet in a position to determine such effects.

The FASB issued ASU No. 2010-02, Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU update has no material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. The adoption of this ASU update has no material impact on the Company’s financial statements.

TradeOn, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (cont’d)

Recently issued accounting pronouncements (cont’d)

In April, 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

3.	Restricted cash

The restricted cash as of June 30, 2010 and December 31, 2009, respectively, represented bank deposits held as collateral for bills payable issued by the Company. When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 50% and 100% of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity.

4.	Trade accounts receivables, net	As of	As of
		June 30,	December 31,
		2010	2009
		(Unaudited)

	Trade accounts receivables	$10,929,792	$2,780,931
	Allowance for doubtful accounts	(89,746)	(89,371)

		$10,840,046	$2,691,560

An analysis of the movements in the allowance for doubtful accounts is as follows :-

	Six months ended June 30,
	(Unaudited)
	2010	2009

Balance at beginning of period	$89,371	$89,149
Translation adjustments	375	122

Balance at end of period	$89,746	$89,271

No allowance for doubtful accounts was recognized during the six months ended June 30, 2010 and 2009.

TradeOn, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

5.	Other receivables, prepayments and deposits	As of	As of
		June 30,	December 31,
		2010	2009
		(Unaudited)

	Other receivables	$100,272	$-
	Deposits for public bid	207,114	38,259
	Prepayment to suppliers	235,890	893,403

		$543,276	$931,662

6.	Inventories, net	As of	As of
		June 30,	December 31,
		2010	2009
		(Unaudited)

	Raw materials	$1,870,066	$1,328,981
	Work in progress	622,828	596,322
	Finished goods	344,555	235,121

		2,837,449	2,160,424
	Allowance for obsolete inventories	(194,247)	(193,435)

		$2,643,202	$1,966,989

No additional allowance for obsolete inventories was recognized during the six months ended June 30, 2010 and 2009.

7.	Loans to/from third parties		As of	As of
			June 30,	December 31,
		Note	2010	2009
			(Unaudited)
	Loans to third parties
	Changzhou Fengshun Packing Container Co., Ltd.	(a)	$1,468,730	$-
	Changzhou Chuanghua Plastics Co., Ltd.	(b)	1,762,477	-
	Changzhou Sail Plastic Products Co., Ltd.	(c)	-	540,547
	Changzhou Yuanyang Electric Cable Co., Ltd.	(c)	-	1,462,587
	Changzhou Wujin Xinshun Electronic Components Co., Ltd.	(c)	-	731,294

			$3,231,207	$2,734,428
	Loan from a third party
	Changzhou K.K. Lighting Electric Co., Ltd.	(d)	$293,746	$-

TradeOn, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

7.	Loans to/from third parties (cont’d)

Notes: -

(a)	The loan is interest-bearing at 6% per annum, unsecured and repayable on May 18, 2011.
(b)	Loans of $734,365 and $1,028,112 are interest-bearing at 6% per annum, unsecured and repayable on May 17, 2011 and May 20, 2011, respectively.
(c)	The loans were interest-bearing at 5.31% per annum, unsecured and fully settled in May 2010.
(d)	The loan is interest-free, unsecured and fully settled on July 1, 2010.

8.	Loans to a related party

The loans are interest-bearing at 6% per annum and unsecured. $1,109,486 and $1,468,731 are repayable in May 2011 and June 2011, respectively.

9.	Amounts due from/to related parties	As of	As of
		June 30,	December 31,
		2010	2009
		(Unaudited)
	Amounts due from related parties
	Changzhou Best Education and Training Center	$124,842	$102,381
	Changzhou Best Changlong International Trade Company Limited (“Changzhou Best Changlong”)	1,546,301	-
	Jiangsu Dachao Electronic Vehicle Technology Company Limited (“Jiangsu Daochao”)	-	682,309

		$1,671,143	$784,690
	Amount due to a related party
	Jiangsu Dachao	$147,576	$-
	Changzhou Best Changlong	-	234,525

		$147,576	$234,525

The amounts were interest-free, unsecured and repayable on demand. All the related parties are controlled by Mr. Shi or his family members.

10.	Long-term equity investment

Long-term equity investment represented the Company’s investment in Jiangnan Rural Commercial Bank (“Jiangnan Rural Bank”), an unlisted corporation. Jiangnan Rural Bank is located in Jiangsu Province of the PRC and is primarily engaged in the provision of banking and financing services. The Company owns 0.17% of the total paid-up capital of Jiangnan Rural Bank and accordingly applies the cost method to account for the investment.

TradeOn, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

11.	Property, plant and equipment, net	As of	As of
		June 30,	December 31,
		2010	2009
		(Unaudited)
	Cost :-
	Buildings	$1,991,079	$1,931,926
	Plant and machinery	4,179,368	2,568,343
	Motor vehicles	225,875	122,037
	Office equipment	139,905	229,680

		6,536,227	4,851,986
	Accumulated depreciation	(1,567,592)	(1,396,965)
	Construction in progress	905,522	767,804

	Property, plant and equipment, net	$5,874,157	$4,222,825

During the reporting periods, depreciation is included in: -

	Six months ended
	June 30,
	(Unaudited)
	2010	2009

Cost of revenues and overheads of inventories	$156,075	$128,794
Administrative expenses	8,054	6,139

	$164,129	$134,933

As of June 30, 2010 and December 31, 2009, property, plant and equipment with net book values of $1,641,021 and $1,209,803, respectively, were pledged as collateral under certain loan arrangements (Note 14).

12.	Land use rights	As of	As of
		June 30,	December 31,
		2010	2009
		(Unaudited)

	Land use rights	$1,081,677	$1,077,152
	Accumulated amortization	(64,940)	(53,894)

		$1,016,737	$1,023,258

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

As of June 30, 2010 and December 31, 2009, land use rights with net book values of $1,016,737 and $788,586, respectively, were pledged as collateral under certain loans agreements (Note 14).

Amortization for the six months ended June 30, 2010 and 2009 amounted to $10,778 and $9,780, respectively. The estimated amortization expense for each of the five succeeding years from June 30, 2010 is approximately $21,000 each year.

TradeOn, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

13.	Other payables and accrued charges	As of	As of
		June 30,	December 31,
		2010	2009
		(Unaudited)

	Salaries and welfare payable	$367,376	$557,179
	Receipt in advance from customers	199,904	197,920
	Value-added tax and other taxes payable	740,255	179,154
	Other payables	23,294	6,707

		$1,330,829	$940,960

14.	Short-term bank loans	As of	As of
		June 30,	December 31,
		2010	2009
		(Unaudited)

	Secured bank loans	$3,623,358	$2,876,909
	Unsecured bank loans	5,030,403	2,698,473

		$8,653,761	$5,575,382

All bank loans are repayable within one year.

The bank loans as of June 30, 2010 and December 31, 2009 carried annual interest at 115% of the benchmark interest rate published by the People’s Bank of China.

The secured bank loans were secured by the Company’s following assets :-

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)

Buildings - Note 11	$1,641,021	$1,209,803
Land use rights - Note 12	1,016,737	788,586

	$2,657,758	$1,998,389

The unsecured bank loans as of June 30, 2010 and December 31, 2009 were guaranteed by Mr. and Mrs. Shi and two non-related parties. Each of the aforementioned parties did not receive any compensation for acting as guarantors for the Company.

During the reporting periods, there was no covenant requirement under the bank loans granted to the Company.

TradeOn, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

15.	Income tax

United States

The Company is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of June 30, 2010 and December 31, 2009 respectively, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Best Green BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

PRC

Best Green Changzhou and the VIEs, which are established in the PRC, are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25% on their assessable profits for the six months ended June 30, 2010 and 2009.

Income taxes in the condensed consolidated statements of income and comprehensive income represents provision for PRC EIT.

The management evaluated the Company's tax positions in accordance with ASC 740 and considered that no provision for uncertainty in income taxes was necessary as of June 30, 2010.

16.	Earnings per share - basic and diluted

The basic and diluted earnings per share are calculated using the net income and the weighted average number of shares outstanding during the reporting periods. All shares and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

There was no dilutive instrument outstanding during the six months ended or as of June 30, 2010 and 2009. Accordingly, the basic and diluted earnings per share are the same.

17.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a certain percentage of the employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company contributed $29,249 and $24,631 during the six months ended June 30, 2010 and 2009, respectively.

TradeOn, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

18.	Commitments and contingencies

Capital commitment

As of June 30, 2010, the Company had capital commitments amounting to $609,523 in respect of the acquisition of property, plant and equipment that were contracted for but not provided in the condensed consolidated financial statements.

Contingencies

As of June 30, 2010 and December 31, 2009, the Company acted as guarantor for bank loans granted to certain business associates to the extent of $8,239,407 and $5,777,701, respectively. None of the Company’s directors or executive officers is involved in the normal operations or investing in the business of the guaranteed business associates. All the business associates have a healthy record to pay back the loans on a timely manner.

All the above guarantees have no recourse provision that would enable the Company to recover from third parties of any amounts paid under the guarantees and any assets held either as collateral or by third parties that the Company can obtain or liquidate to recover all or a portion of the amounts paid under the guarantees. If the third parties fail to perform under their contractual obligation, the Company will make future payments including the contractual principal amounts, related interest and penalties.

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the condensed consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of June 30, 2010 and December 31, 2009, respectively.

19.	Related party transactions

Apart from the transactions and information as disclosed in notes 8, 9 and 14 to the condensed consolidated financial statements, the Company had the following transactions with its related parties during the three and six months ended June 30, 2010 and 2009, respectively.

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Sales of goods to Changzhou Best Changlong	$1,756,184	$-	$1,756,184	$43,861
Purchase of goods from Jiangsu Dachao	476,000	-	476,000	-
Interest income from Jiangsu Dachao	$9,581	$-	$9,581	$-

The Company believed that the terms obtained and consideration received in connection with the transactions described above were no less favorable than those that would have been obtained by the Company in arm’s-length transactions with an unrelated party.

TradeOn, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

20.	Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the reportable segments. Management, including the chief operating decision maker, reviews the operating results solely by monthly revenue of cryogen-free refrigerators, cable products and light electric vehicles of the Company. As such, the Company has determined that there are three operating segments as defined by ASC 280 “Segment Reporting” : Cryogen-free refrigerators, cable products and light electric vehicles.

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	Six months ended		Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	2010	2009	2010	2009	2010	2009	2010	2009

Revenue from external customers	$7,110,048	$2,212,694	$9,895,870	$3,332,758	$701,046	$-	$17,706,964	$5,545,452
Segment profit (loss)	$1,699,607	$433,366	$2,365,540	$652,734	$167,580	$(3,343)	$4,232,727	$1,082,757

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	Three months ended		Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,		June 30,
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	2010	2009	2010	2009	2010	2009	2010	2009

Revenue from external customers	$4,856,698	$1,578,338	$6,987,722	$1,566,918	$701,046	$-	$12,545,466	$3,145,256
Segment profit (loss)	$1,278,387	$366,416	$1,821,917	$466,369	$169,774	$(1,152)	$3,270,078	$831,633

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	As of	As of	As of	As of	As of	As of	As of	As of
	June 30,	December	June 30,	December	June, 30	December	June, 30	December
	2010	31, 2009	2010	31, 2009	2010	31, 2009	2010	31, 2009
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$10,078,542	$5,696,531	$15,105,112	$9,475,079	$755,348	$206,701	$25,939,002	$15,378,311

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Total consolidated revenue	$12,545,466	$3,145,256	$17,706,964	$5,545,452

Total profit for reportable segments	$3,270,078	$831,633	$4,232,727	$1,082,757
Unallocated amounts relating to
Other income	-	14	-	28,758
Interest income	63,285	-	99,889	-
General and administrative expenses	(16,444)	-	(16,444)	-

Income before income taxes	$3,316,919	$831,647	$4,316,172	$1,111,515

TradeOn, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

20.	Segment information (cont’d)

	As of	As of
	June 30,	December 31,
	2010	2009
Assets	(Unaudited)

Total assets for reportable segments	$25,939,002	$15,378,311
Amounts due from related parties	1,671,143	784,690
Loans to third parties	3,231,207	2,734,428
Loans to a related party	2,578,217	-
Long-term equity investment	160,581	159,909
Cash and cash equivalents	11,334	-

	$33,591,484	$19,057,338

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

PRC	$8,233,256	$1,754,922	$10,848,983	$2,707,351
Hong Kong	969,038	176,964	1,436,589	491,243
United Kingdom	347,775	521,153	814,516	764,373
United States of America	700,241	180,790	1,062,001	211,420
Germany	333,168	312,233	579,469	463,316
Denmark	332,645	6,543	799,771	234,461
Taiwan	393,784	108,371	574,528	214,112
Others	1,235,559	84,280	1,591,107	459,176

Total	$12,545,466	$3,145,256	$17,706,964	$5,545,452

21.	Subsequent events

The Company has evaluated its activities through the date these financial statements were issued and has concluded that there were no material recognizable nor subsequent events or transactions that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of our company, its directors or its officers with respect to events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the factors mentioned in the “Risk Factors” section of our Current Report on Form 8-K filed on June 11, 2010, and other risks mentioned in this Form 10-Q or in our other reports filed with the Securities and Exchange Commission (the “SEC”) since the filing date of our Registration Statement.

          Although these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by law, we undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by us or on our behalf.

          The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with Accounting Principles Generally Accepted in the United States of America. The following discussion and analysis covers the Company's unaudited consolidated results of operations for the three month and six month periods ended June 30, 2010 and 2009.

Use of Defined Terms

Except as otherwise indicated by the context, references to:

•    “TACN,” “the Company,” “we,” “us,” or “our,” refer to the combined business of TradeOn, Inc., and its wholly-owned subsidiaries, Best Green BVI, and Best Green Changzhou, and our controlled VIEs Best Cable and Best Appliances, but do not include the stockholders of TradeOn, Inc.;

•    “Best Appliances” refer to Jiangsu Best Electrical Appliances Co., Ltd., a PRC company;

•    “Best Cable” refer to Changzhou City Wujin Best Electronic Cables Co., Ltd., a PRC company;

•    “Best Green BVI” refer to Best Green Energy Industries Limited, a BVI company;

•    “Best Green Changzhou” refer to Best Green Energy (Changzhou) Co., Ltd., a PRC company;

•    “Best Green Investments” refer to Best Green Investments Limited, a BVI company;

•    “BVI” refer to the British Virgin Islands;

•    “China,” “Chinese” and “PRC” refer to the People’s Republic of China;

•    “Exchange Act” refer to the Securities Exchange Act of 1934, as amended;

•    “RMB” refer to Renminbi, the legal currency of China;

•    “Securities Act” refer to the Securities Act of 1933, as amended;

•    “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States; and

•    “VIE” refer to our variable interest entities, which are affiliated companies that we control through contractual arrangements and include Best Appliances and Best Cable.

Overview

We manufacture and distribute various clean technology-based consumer products. We also manufacture and distribute network and HDMI cable. We offer a wide range of products, including light electric vehicles, or LEVs, and cryogen-free refrigerators. We sell some of our products under our own brand name of “BEST” and the balance of our products as an original equipment manufacturer, or OEM, for other companies who are our customers.

As of June 30, 2010, we had 675 employees. Our corporate headquarters and manufacturing base are located in Changzhou, China, where we own an aggregate of approximately 46,800 square meters of manufacturing facilities and office space. We own the right to use a total of 49,900 square meters of land in Changzhou, Jiangsu Province, China. We believe that our existing and planned facilities are adequate for our requirements for the foreseeable future. Our annual manufacturing capacity for our LEVs, Cryogen-free refrigerators and sets of network and HDMI cables (combined) is 20,000 units, 115,000 units and 25 million sets, respectively.

Second Quarter Financial Performance Highlights

During the second quarter of 2010, we continued to see strong demand for our products and growth in our revenues. The clean energy industry continued to expand during the second quarter of 2010 in large part due to Chinese government policies designed to stimulate the economy and growth in urbanization and industrialization throughout China.

The following are some financial highlights for the second quarter of 2010:

As a result of the cumulative effect of the above factors, net income increased by 381% from $0.5 million in the three months ended June 30, 2009 to $2.5 million in the three months ended June 30, 2010. Our net income increased from 16.5% in the three months ended June 30, 2009 to 20.0% in the three months ended June 30, 2010.

  Sales Revenue: Sales revenue increased $9.4 million, or 299%, to $12.5 million for the second quarter of 2010 from $3.1 million for the same period of last year.

  Gross Profit: Gross profit increased by 232% to $3.8 million for the second quarter of 2010, compared with $1.1 million for the same period in 2009.

  Net Income: Net income increased $2.0 million, or 381%, to $2.5 million for the second quarter of 2010, from $0.5 million for the same period of last year.

  Basic and fully diluted earnings per share: Basic and fully diluted earnings per share was $0.12 for the second quarter of 2010, compared with $0.03 for the same period last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated in dollars and as a percentage of revenue:

	Three months ended June 30				Six months ended June 30
	2010		2009		2010		2009
	(dollars in thousands)				(dollars in thousands)
		% of		% of		% of		% of
(In thousands, except %)
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
Consolidated Statements of Operations Data
Sales revenue	12,544	100.0%	3,145	100.0%	17,707	100.0%	5,545	100.0%
Cost of revenues	(8,764)	69.9%	(2,006)	63.8%	(12,435)	70.2%	(3,850)	69.4%
Gross profit	3,781	30.1%	1,139	36.2%	5,272	29.8%	1,695	30.6%
Selling expenses	(115)	0.9%	(83)	2.6%	(288)	1.6%	(150)	2.7%
General and administrative expenses	(327)	2.6%	(212)	6.8%	(633)	3.6%	(415)	7.5%
Other income	26	0.2%	49	1.5%	59	0.3%	131	2.4%
Interest income	67	0.5%	13	0.4%	116	0.7%	27	0.5%
Finance costs	(115)	0.9%	(74)	2.3%	(210)	1.2%	(177)	3.2%
Income before income taxes	3,317	26.4%	832	26.4%	4,316	24.4%	1,111	20.0%
Income taxes	(814)	6.5%	(312)	9.9%	(1,054)	6.0%	(381)	6.9%
Net income	2,503	20.0%	520	16.5%	3,262	18.4%	730	13.2%

Results of operations for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009.

Sales revenue

To date, most of our revenues have been generated through sales in the PRC and Hong Kong region. Sales in such regions represented approximately 73.3% and 61.4% of our total sales revenue for the three months ended June 30, 2010 and 2009, respectively.

The following table sets forth our revenues by geographic regions:

	Three months ended June 30,
(In thousands, except %)	2010	%	2009	%
Domestic sales
PRC	8,233	65.6%	1,755	55.8%
Hong Kong	969	7.7%	177	5.6%
Total domestic sales	9,202	73.3%	1,932	61.4%
Overseas sales
United Kingdom	348	2.8%	521	16.6%
United State of America	700	5.6%	181	5.8%
Germany	333	2.7%	312	9.9%
Denmark	333	2.7%	7	0.2%
Taiwan	394	3.1%	108	3.4%
Other regions	1,235	9.8%	84	2.7%
Total overseas sales	3,343	26.7%	1,213	38.6%
Total	12,545	100.0%	3,145	100.0%

Our sales revenue increased by 298.9% from $3.1 million in the three months ended June 30, 2009 to $12.5 million in the three months ended June 30, 2010. The increase was primarily due to an increase in sales of cable products and refrigerators. Revenue of cryogen-free refrigerators increased by 207.7% from $1.6 million in the three months ended June 30, 2009 to $4.9 million in the three months ended June 30, 2010. The increase was mainly attributable to the sales volume increase of our refrigerators, which was driven by an increased demand for our refrigerators by existing customers as well as the expansion of our customer base. Revenue of cable products increased by 346.0% from $1.6 million in the three months ended June 30, 2009 to $7.0 million in the three months ended June 30, 2010, which was driven by an increased demand for cable products by our existing customers. Revenue of light electric vehicles increased from $0 in the three months ended June 30, 2009 to $0.7 million in the three months ended June 30, 2010, which was driven by an increased demand for light electric vehicles by our existing customers. We were able to increase our production volume to satisfy market demand with our existing manufacturing capacity.

The following table sets forth our sales revenue by product categories:

	Three months ended June 30,
(In thousands)	2010	2009
Cryogen-free refrigerators	$4,856	$1,578
Cable products	$6,988	$1,567
Light electric vehicles	$701	$0
Sales revenue	$12,545	$3,145

Cost of revenues

Our cost of revenues is primarily comprised of the costs of our raw materials, components, labor and overheads. Our cost of revenues increased by 336.8% from $2.0 million in the three months ended June 30, 2009 to $8.8 million in the three months ended June 30, 2010. The increase in our cost of revenues was primarily due to the increase in the volume of our products sold in the three months ended June 30, 2010.

Our cost of revenues as a percentage of sales revenue increased to 69.9% in the three months ended June 30, 2010 from 63.8% in the three months ended June 30, 2009.

Gross profit

As a result of the foregoing, our gross profit increased by 232.0% from $1.1 million in the three months ended June 30, 2009 to $3.8 million in the three months ended June 30, 2010, and our gross profit margin decreased from 36.2% in the three months ended June 30, 2009 to 30.1% in the three months ended June 30, 2010.

Selling expenses

Selling expenses include the cost of advertising and promotional materials, travel expenses and other related costs. Our selling expenses increased by 38.3% from approximately $83,000 in the three months ended June 30, 2009 to approximately $115,000 in the three months ended June 30, 2010 was a result of our enhanced sales and marketing efforts in support of our business expansion and capture additional market opportunities.

General and administrative expenses

General and administrative expenses consist of the costs associated with staff who manage our business activities, product inspection fees, entertainment expenses and professional fees paid to third parties. Our general and administrative expenses increased by 54.0% from approximately $212,000 in the three months ended June 30, 2009 to approximately $327,000 in the three months ended June 30, 2010. This increase was primarily due to increased spending in the support and administrative function to support our business expansion.

Interest income

Interest income consists of interest from cash deposits and from loans to a related party and third parties. Interest income increased by 402.4% from approximately $13,000 during the three months ended June 30, 2009 to approximately $67,000 during the three months ended June 30, 2010.

Finance costs

Finance costs consist of interest payable in connection with loans from banks. Finance costs increased by 56.5% from approximately $74,000 during the three months ended June 30, 2009 to approximately $115,000 during the three months ended June 30, 2010. Interest expense for both periods was related to our bank borrowings and bills discounting interest.

Income before income tax

As a result of the foregoing, income before income tax increased by 298.8% from $0.8 million in the three months ended June 30, 2009 to $3.3 million in the three months ended June 30, 2010.

Income tax

We incurred income tax expense of $0.8 million for the three months period ended June 30, 2010, which was 161.1% more than the income tax expense we incurred in the same period of 2009, which was $0.3 million. This increase in income tax expense was due to the growth of our operating profit over the periods.

Net income

As a result of the cumulative effect of the above factors, net income increased by 381.3% from $0.5 million in the three months ended June 30, 2009 to $2.5 million in the three months ended June 30, 2010. Our net income increased from 16.5% in the three months ended June 30, 2009 to 20.0% in the three months ended June 30, 2010.

Results of operations for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009.

Sales revenue

To date, most of our revenues have been generated through sales in the PRC and Hong Kong region. Sales in such regions represented approximately 69.4% and 57.7% of our total sales revenue for the six months ended June 30, 2010 and 2009, respectively.

The following table sets forth our revenues by geographic regions:

	Six months endedJune 30,
(In thousands, except %)	2010	%	2009	%
Domestic sales
PRC	10,849	61.3%	2,707	48.8%
Hong Kong	1,437	8.1%	491	8.9%
Total domestic sales	12,286	69.4%	3,198	57.7%
Overseas sales
United Kingdom	815	4.6%	764	13.8%
United State of America	1,062	6.0%	212	3.7%
Germany	579	3.3%	463	8.4%
Denmark	800	4.5%	235	4.2%
Taiwan	574	3.2%	214	3.9%
Other regions	1,591	9.0%	459	8.3%
Total overseas sales	5,421	30.6%	2,347	42.3%
Total	17,707	100.0%	5,545	100.0%

Our sales revenue increased by 219.3% from $5.5 million in the six months ended June 30, 2009 to $17.7 million in the six months ended June 30, 2010. The increase was primarily due to an increase in sales of cable products and refrigerators. Revenue from refrigerators increased by 221.3% from $2.2 million in the six months ended June 30, 2009 to $7.1 million in the six months ended June 30, 2010. The increase was mainly attributable to increased sales volume of our refrigerators, which was driven by an increased demand for our refrigerators by existing customers as well as the expansion of our customer base. Revenue of cable products increased by 196.9% from $3.3 million in the six months ended June 30, 2009 to $9.9 million in the six months ended June 30, 2010, which was driven by an increased demand for cable products by our existing customers. We were able to increase our production volume to satisfy current market demand with our existing manufacturing capacity.

The following table sets forth our sales revenue by product categories:

	Six months ended June 30,
(In thousands)	2010	2009
Cryogen-free refrigerators	$7,110	$2,212
Cable products	$9,896	$3,333
Light electric vehicles	$701	$0
Sales revenue	$17,707	$5,545

Cost of revenues

Our cost of revenues is primarily comprised of the costs of our raw materials, components, labor and overheads. Our cost of revenues increased by 223.0% from $3.9 million in the six months ended June 30, 2009 to $12.4 million in the six months ended June 30, 2010. The increase in our cost of revenues was primarily due to the increase in the volume of our products sold in the six months ended June 30, 2010.

Our cost of revenues as a percentage of sales revenue increased to 70.2% in the six months ended June 30, 2010 from 69.4% in the six months ended June 30, 2009. This increase was primarily attributable to an increase in raw material prices during the six months ended June 30, 2010 compared with the same period in 2009.

Gross profit

As a result of the foregoing, our gross profit increased by 211.0% from $1.7 million in the six months ended June 30, 2009 to $5.3 million in the six months ended June 30, 2010, and our gross profit margin decreased from 30.6% in the six months ended June 30, 2009 to 29.8% in the six months ended June 30, 2010.

Selling expenses

Selling expenses include the cost of advertising and promotional materials, travel expenses and other related costs. Our selling expenses increased by 92.4% from approximately $150,000 in the six months ended June 30, 2009 to approximately $288,000 in the six months ended June 30, 2010 was a result of our enhanced sales and marketing efforts in support of our business expansion and capture additional market opportunities.

General and administrative expenses

General and administrative expenses consist of the costs associated with staff who manage our business activities, product inspection fees, entertainment expenses and professional fees paid to third parties. Our general and administrative expenses increased by 52.6% from $0.4 million in the six months ended June 30, 2009 to $0.6 in the six months ended June 30, 2010. This increase was primarily due to increased spending in support and administrative functions to support our business expansion.

Interest income

Interest income consists of interest from cash deposits and from loans to a related party and third parties. Interest income increased by 334.7% from approximately $27,000 during the six months ended June 30, 2009 to approximately $116,000 during the six months ended June 30, 2010.

Finance costs

Finance costs consist of interest payable in connection with loans from banks. Finance costs increased by 18.5% from approximately $177,000 during the six months ended June 30, 2009 to approximately $210,000 during the six months ended June 30, 2010. Interest expense for both periods was related to our bank borrowings and bills discounting interest.

Income before income tax

As a result of the foregoing, income before income tax increased by 288.3% from $1.1 million in the six months ended June 30, 2009 to $4.3 million in the six months ended June 30, 2010.

Income tax

We incurred income tax expense of $1.1 million for the six month period ended June 30, 2010, which was 176.3% more than the income tax expense we incurred in the same period of 2009, which was $0.4 million. This increase in income tax expense was due to the growth of our operating profit over the periods.

Net income

As a result of the cumulative effect of the above factors, net income increased by 346.9% from $0.7 million in the six months ended June 30, 2009 to $3.3 million in the six months ended June 30, 2010. Our net income increased from 13.2% in the six months ended June 30, 2009 to 18.4% in the six months ended June 30, 2010.

Taxation

United States

The Company is subject to the United States of America tax law at a tax rate of 34%. No provision for income taxes in the United States has been made as the Company had no taxable income in the United States for the reporting periods.

British Virgin Islands

Best Green BVI was incorporated in the BVI, and under the current laws of the BVI, is not subject to income taxes.

PRC

Best Cable and Best Appliances are subject to China Enterprise Income Tax (“EIT”) at a tax rate of 25% for the six month periods ended June 30, 2010 and 2009.

China passed a new Enterprise Income Tax Law, or the new EIT Law, and its implementing rules, both of which became effective on January 1, 2008. The new EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement.

We incurred income tax expense of $1.1 million for the six month period ended June 30, 2010, which was 176% more than the income tax expense we incurred in the same period of 2009, which was $0.4 million. This increase in income tax expense was due to the growth of our operating profit over the periods.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these developments and will timely adjust our effective income tax rate when necessary.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $1.3 million and restricted cash of $3.6 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Six months Ended June 30,
	2010	2009
	(in thousands)
Net cash from (used in) operating activities	1,309	(1,515)
Net cash used in investing activities	(4,833)	(569)
Net cash from financing activities	4,045	2,884
Effect of exchange rate changes on cash and cash equivalents	5	1
Net increase in cash and cash equivalents	526	801
Cash and cash equivalents at the beginning of period	758	654
Cash and cash equivalents at the end of period	1,284	1,455

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain the current level of operations for at least the next twelve months. In 2010, we continue to work to develop new manufacturing capabilities and expand our presence as the leader in the development and manufacturing of various products.

Operating Activities

Net cash from operating activities for the six months ended June 30, 2010 was $1.3 million, which was primarily attributable to (i) our net income of $3.3 million (ii) increase in trade accounts payable of $5.8 million and (iii) increase in income tax payable of $1.0 million, partially offset by an increase in trade accounts receivable of $8.1 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 was $4.8 million, which was attributable to the following factors: (i) our purchase of property, plant and equipment of $1.8 million, (ii) increase in loans to a related party and third parties of $3.0 million.

Financing Activities

Net cash from financing activities for the six months ended June 30, 2010 was $4.0 million, which was primarily attributable to the following factors: (i) proceeds from bank loans of $3.0 million and (ii) increase in bills payable of $0.7 million.

We believe that we maintain good relationships with the various banks we deal with and our current available working capital, and bank loans referenced above, should be adequate to sustain our operations at our current level through at least the next twelve months.

As of the date of the Report, we are party to several loan agreements, including:

  Loan Agreement, between Best Cable and Wujin Rural Commercial Bank, pursuant to which Wujin Rural Commercial Bank provided a loan with a total amount of RMB 1,450,000 (approximately $212,174). The agreement is for a term from August 14, 2009 to August 13, 2012. The monthly interest rate is 0.4868%.

  Maximum Amount Guarantee Loan Agreement, between Best Cable and Jiangnan Rural Commercial Bank pursuant to which Jiangnan Rural Commercial Bank provided bills with a total amount of RMB 8,000,000 (approximately $1,170,618). The agreement is for a term from April 21, 2010 to October 21, 2010.

  Commercial Bill Acceptance Agreement, between Best Cable and Wujin ABC, pursuant to which Wujin ABC provided four commercial bills with a total amount of RMB 12,000,000 (approximately $1,755,926).

  Bank Acceptance Agreement, between Best Cable and Wujin Subbranch of China Construction Bank (“Wujin CCB”) pursuant to which Wujin CCB provided a bill with a total amount of RMB 6,000,000 (approximately $877,963). The agreement is for a term from February 1, 2010 to August 1, 2010.

  Bank Acceptance Agreement, between Best Cable and Wujin Subbranch of China Construction Bank (“Wujin CCB”) pursuant to which Wujin CCB provided a bill with a total amount of RMB 4,000,000 (approximately $585,309). The agreement is for a term from February 5, 2010 to August 5, 2010.

  On December 12, 2008, Best Appliances entered into a Maximum Loan Agreement Wujin Rural Commercial Bank for a loan of RMB 21,000,000 (approximately $3,072,871). According to the Agreement, this loan is intended to be a maximum loan and Wujin Rural Commercial Bank has disbursed RMB 19,670,000 (approximately $2,878,256) to Best Appliances. The monthly interest rate is 0.4868%. The term of loan is from December 10, 2008 to December 9, 2011.

Critical Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements of the Company, its subsidiaries and the VIEs have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and six-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the combined financial statements of the VIEs and the notes thereto included in the Company’s Form 8K as filed with the SEC on June 11, 2010.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and the VIEs. All significant inter-company accounts and transactions have been eliminated in consolidation.

Variable interest entities

Each of the VIEs and Mr. and Mrs. Shi entered into the following agreements with Best Green Changzhou, pursuant to which the VIEs became the VIE of Best Green Changzhou.

Consulting Agreement

Under a Consulting Agreement, Best Green Changzhou provides exclusive technical, business and management consulting services to the VIEs in exchange for service fees equal to 100% of the total annual net profits of the VIEs.

Business Operation Agreement

Business Operation Agreement imposes restrictions on the operations of the VIEs. Under the Business Operation Agreement, the VIEs are each prohibited from engaging in any transaction which may materially affect their assets, obligations, rights or business operations without prior consent from Best Green Changzhou. The VIEs are also required to accept policies and suggestions provided by Best Green Changzhou from time to time with respect to employment or dismissal of employees, corporate management and financial management systems. The VIEs are also required to appoint the directors and members of senior management that Best Green Changzhou designates.

Equity Interest Pledge Agreement

Mr. and Mrs. Shi have pledged their entire equity interests in the VIEs to Best Green Changzhou pursuant to an Equity Interest Pledge Agreement. The equity interests are pledged as collateral security for the obligations of the VIEs under the Consulting Agreement and the Business Operation Agreement.

Proxy Agreement

The Proxy Agreement among Best Green Changzhou and Mr. and Mrs. Shi requires Mr. and Mrs. Shi to vote all of the equity interests in the VIEs at any shareholders’ meeting or other time when shareholders of the VIEs vote in accordance with Best Green Changzhou’s instructions.

Use of estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade and other receivables, inventories, deferred income taxes and the estimation on useful lives and residual values of property, plant and equipment. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Fair value of financial instruments

The Company considers the carrying values reported in the condensed consolidated balance sheets for assets and liabilities qualifying as financial instruments approximate their fair values due to the short-term maturities or the applicable interest rates approximate the current market rates.

Basic and diluted earnings per share

Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the average number of common stock outstanding during the reporting periods.

Diluted earnings per share is computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the three and six months ended June 30, 2010 and 2009, there were no potentially dilutive shares.

Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860, Transfers and Servicing, previously SFAS No. 166, Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140)

The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and is effective for the Company as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810, Consolidation, previously SFAS 167, Amendments to FASB Interpretation No. 46(R”)

The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for the Company as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on this financial statements and result of operation and is currently not yet in a position to determine such effects.

The FASB issued ASU No. 2010-02, Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU update has no material impact on the Company’s financial statements.

30

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. The adoption of this ASU update has no material impact on the Company’s financial statements.

In April, 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the Chinese economy and the real estate industry, and continually maintain effective cost controls in operations.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Jianliang Shi and Ms. Jianfeng Xu, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management is not aware of any material weakness in our internal control over financial reporting which causes them to believe that any material inaccuracies or errors existed in our financial statements as of June 30, 2010. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Changes in Internal Control over Financial Reporting

There are no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBITS.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 16, 2010

TRADEON, INC.

/s/Jianfeng Xu
Jianfeng Xu
Chief Financial Officer (Principal
Financial Officer)

EXHIBIT INDEX

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.