Form 10-Q
period 2010-09-30
China Green Energy Industries, Inc.
filed 2010-11-19
CIK 1448776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
_______________________

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

OR

[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________

Commission File Number: 000-53547
______________________

CHINA GREEN ENERGY INDUSTRIES, INC.
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

Yes [ X ]    No [    ]

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]    No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,529,411 shares of common stock, par value $0.001 per share, outstanding on November 11, 2010.

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

China Green Energy Industries, Inc.
Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

Index to Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Statements of Income and Comprehensive Income	1
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Condensed Consolidated Financial Statements	4 –19

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)
	Three months ended September		Nine months ended September
	30,		30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Revenues	$6,143,672	$3,888,831	$23,850,636	$9,434,283
Cost of revenues	(3,228,879)	(2,602,062)	(15,663,809)	(6,452,269)
Gross profit	2,914,793	1,286,769	8,186,827	2,982,014
Operating expenses

General and administrative expenses	(628,654)	(222,008)	(1,261,790)	(641,267)
Selling expenses	(127,834)	(67,554)	(416,035)	(217,376)
	(756,488)	(289,562)	(1,677,825)	(858,643)

Income from operations	2,158,305	997,207	6,509,002	2,123,371
Interest income	118,782	30,527	235,020	57,269
Other income	14,149	3,389	73,382	139,247
Finance costs	(129,734)	(78,763)	(339,730)	(256,012)

Income before income taxes	2,161,502	952,360	6,477,674	2,063,875
Income taxes - Note 15	(576,447)	(134,465)	(1,630,542)	(515,969)

Net income	$1,585,055	$817,895	$4,847,132	$1,547,906
Other comprehensive income (loss)
Foreign currency translation adjustments	96,290	1,014	114,452	(2,673)
Total comprehensive income	$1,681,345	$818,909	$4,961,584	$1,545,233

Earnings per share - Note 16
- Basic and diluted	$0.07	$0.04	$0.22	$0.07

Weighted average number of shares outstanding
- Basic and diluted	23,529,411	20,734,531	21,895,639	20,734,531

See the accompanying notes to condensed consolidated financial statements

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
(Stated in US Dollars)
	As of September 30	As of December 31
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,133,460	$757,742
Restricted cash - Note 3	3,956,346	3,656,468
Trade accounts receivables, net - Note 4	10,892,511	2,691,560
Other receivables, prepayments and deposits - Note 5	567,606	931,662
Inventories, net - Note 6	2,638,950	1,966,989
Loans to third parties - Note 7	3,284,513	2,734,428
Loans to a related party - Note 8	2,620,750	-
Amounts due from related parties - Note 9	1,158,247	784,690
Deferred tax asset	72,131	70,664
Total current assets	27,324,514	13,594,203
Long-term equity investment - Note 10	163,230	159,909
Property, plant and equipment, net - Note 11	6,412,306	4,222,825
Land use rights - Note 12	1,028,257	1,023,258
Deferred tax asset	58,330	57,143
TOTAL ASSETS	$34,986,637	$19,057,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade accounts payable	$7,065,079	$3,701,489
Bills payable - Note 3	7,912,692	6,552,390
Other payables and accrued charges - Note 13	2,563,501	940,960
Income tax payable	2,309,944	685,076
Short-term bank loans - Note 14	8,796,524	5,575,382
Amount due to a related party - Note 9	-	234,525
Total current liabilities	28,647,740	17,689,822
TOTAL LIABILITIES	28,647,740	17,689,822

COMMITMENTS AND CONTINGENCIES - Note 18

STOCKHOLDERS’ EQUITY
Common stock : par value $0.0001 per share
Authorized 100,000,000 shares; issued and outstanding
23,529,411 shares and 20,734,531 shares as of
September 30, 2010 and December 31, 2009	2,353	2,073
Preferred stock : par value $0.01 per share
Authorized 50,000,000 shares; none issued and outstanding	-	-
Additional paid-in capital	1,311,248	1,301,731
Accumulated other comprehensive income	174,922	60,470
Retained earnings	4,850,374	3,242

TOTAL STOCKHOLDERS’ EQUITY	6,338,897	1,367,516

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,986,637	$19,057,338

See the accompanying notes to condensed consolidated financial statements

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009
(Stated in US Dollars)
	Nine months ended September 30,
	(Unaudited)
	2010	2009
Cash flows from operating activities
Net income	$4,847,132	$1,547,906
Adjustments to reconcile net income to net
cash provided by (used in) operating activities: -
Depreciation and amortization	366,688	268,810
Recovery of doubtful accounts	(946)	-
Changes in operating assets and liabilities: -
Trade accounts receivables	(8,002,751)	(3,731,372)
Other receivables, prepayments and deposits	376,750	137,537
Inventories	(620,160)	352,423
Amounts due from related parties	(351,060)	(83,644)
Trade accounts payable	3,229,680	(117,428)
Other payables and accrued charges	1,575,520	509,095
Income tax payable	1,582,542	497,195
Amount due to a related party	(235,241)	(329,565)

Net cash flows provided by (used in) operating activities	2,768,154	(949,043)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(2,416,027)	(783,362)
Loans to third parties	(484,738)	-
Loans to a related party	(2,575,267)	-
Cash acquired from the RTO	9,796	-

Net cash flows used in investing activities	(5,466,236)	(783,362)

Cash flows from financing activities
Proceeds from bank loans	3,051,465	131,531
Increase in restricted cash	(220,058)	(1,724,513)
Increase in bills payable	1,202,982	3,449,027

Net cash flows provided by financing activities	4,034,389	1,856,045

Effect of foreign currency translation on cash and cash equivalents	39,411	1,677

Net increase in cash and cash equivalents	1,375,718	125,317
Cash and cash equivalents - beginning of period	757,742	654,388

Cash and cash equivalents - end of period	$2,133,460	$779,705

Supplemental disclosures for cash flow information
Interest paid	$339,730	$256,012
Income taxes paid	$48,000	$18,774

See the accompanying notes to condensed consolidated financial statements

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

1.	Corporate information

China Green Energy Industries, Inc. (the “Company”) was incorporated in the State of Nevada on December 7, 2007 under the name of TradeOn, Inc. for the purpose of pursuing a business combination. On September 1, 2010, the Company changed its name to China Green Energy Industries, Inc..

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

As a condition precedent to the consummation of the Share Exchange Agreement, on June 9, 2010, the Company entered into a cancellation agreement, or the Cancellation Agreement, with Mr. Haifeng Lu, who was the major stockholder of the Company immediately before the Share Exchange Agreement, whereby Mr. Lu agreed to the cancellation of 4,000,000 shares of the Company’s common stock owned by him. Mr. Haifeng Lu served as the Company’s sole director and officer until June 9, 2010 when he was replaced by Mr. Jianliang Shi (“Mr. Shi”), a founder of Jiangsu Best Electrical Appliances Co., Ltd. (“Best Appliances”) and Changzhou City Wujin Best Electronic Cables Co., Ltd. (“Best Cables”). Mr. Shi and his spouse, Ms. Xueqin Wang (“Mrs. Shi”), together own the entire interests in Best Appliances and Best Cables respectively.

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

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

1.	Corporate information (cont’d)

Before the closing of the share exchange, on April 24, 2010, Mr. and Mrs. Shi entered into an option agreement (the “Option Agreement”) with Mr. Marsel Gilyazov, the sole shareholder and director of Best Green Investments, pursuant to which Mr. and Mrs. Shi were granted options, exercisable 60 days after the date on which a current report on Form 8-K is filed with the Securities and Exchange Commission (the “SEC”) in respect of the Share Exchange Agreement, to acquire 51% and 49% equity interest of Best Green Investments, and ending on the fifth annual anniversary of that date. On October 20, 2010, Mr. and Mrs. Shi exercised their options to purchase the equity interest of Best Green Investments. As a result, Mr. and Mrs. Shi now own an aggregate of 88.1% of the total outstanding shares of the Company’s capital stock and 88.1% total voting power of all of the Company’s outstanding voting securities.

The acquisition of Best Green BVI was accounted for as a recapitalization effected by a share exchange, wherein Best Green BVI is considered the acquirer for accounting and financial reporting purposes (the “RTO”). The Company’s assets and liabilities have been brought forward at their book value and no goodwill has been recognized. In addition, the reverse takeover accounting was used to account for the VIE Arrangement as the VIEs were under common control of Mr. and Mrs. Shi before and after the RTO and the VIE Arrangement. These financial statements, issued under the name of the Company, represent the continuation of the combined financial statements of the VIEs.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and nine-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the combined financial statements of the VIEs and the notes thereto included in the Company’s Form 8K as filed with the SEC on June 11, 2010.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
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

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade accounts receivables and other receivables. As of September 30, 2010 and December 31, 2009, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade accounts receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade accounts receivables.

During the reporting periods, customers representing 10% or more of the Company’s sales are as follows :-

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Customer A	$2,639,828	$456,344	$9,973,900	$1,410,641
Customer B	348,335	662,460	2,739,337	1,598,853
	$2,988,163	$1,118,804	$12,713,237	$3,009,494

Details of customers representing 10% or more of the Company’s trade accounts receivables as of September 30, 2010 and December 31, 2009, respectively, are as follows :-

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)
Customer A	$6,244,253	$1,147,421
Customer B	1,529,796	731,158
	$7,774,049	$1,878,579

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (cont’d)

Basic and diluted earnings per share

Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the average number of common stock outstanding during the reporting periods.

Diluted earnings per share is computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the three and nine months ended September 30, 2010 and 2009, there were no potentially dilutive shares.

Recently issued accounting pronouncements

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on the Company’s financial statements and is currently not yet in a position to determine such effects.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

2.	Summary of significant accounting policies (cont’d)

Recently issued accounting pronouncements (cont’d)

In April, 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

In July, 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010- 20, a entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods that ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The ASU is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted. The provisions of the new standard can be applied either prospectively or retrospectively. The standard amends ASC Topic 944 “Financial Services – Insurance” and modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

3.	Restricted cash

The restricted cash as of September 30, 2010 and December 31, 2009, respectively, represented bank deposits held as collateral for bills payable issued by the Company. When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 50% and 100% of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity.

4.	Trade accounts receivables, net	As of	As of
		September 30,	December 31,
		2010	2009
		(Unaudited)
	Trade accounts receivables	$10,982,776	$2,780,931
	Allowance for doubtful accounts	(90,265)	(89,371)
		$10,892,511	$2,691,560

	An analysis of the movements in the allowance for doubtful accounts is as follows :-

		Nine months ended September 30,
		(Unaudited)
		2010	2009
	Balance at beginning of period	$89,371	$89,149
	Recovery of doubtful accounts	(946)	-
	Translation adjustments	1,840	217
	Balance at end of period	$90,265	$89,366

	No additional allowance for doubtful accounts was recognized during the nine months ended September 30, 2009.

5.	Other receivables, prepayments and deposits	As of	As of
		September 30,	December 31,
		2010	2009
		(Unaudited)
	Other receivables	$151,599	$-
	Deposits for public bid	-	38,259
	Prepayment to suppliers	416,007	893,403
		$567,606	$931,662

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

6.	Inventories, net		As of	As of
			September 30,	December 31,
			2010	2009
			(Unaudited)
	Raw materials		$1,811,830	$1,328,981
	Work in progress		328,731	596,322
	Finished goods		695,841	235,121
			2,836,402	2,160,424
	Allowance for obsolete inventories		(197,452)	(193,435)
			$2,638,950	$1,966,989

	No additional allowance for obsolete inventories was recognized during the nine months ended September 30, 2010 and 2009.

7.	Loans to third parties		As of	As of
			September 30,	December 31,
		Note	2010	2009
			(Unaudited)
	Loans to third parties
	Changzhou Fengshun Packing Container Co., Ltd.	(a)	$1,492,960	$-
	Changzhou Chuanghua Plastics Co., Ltd.	(b)	1,791,553	-
	Changzhou Sail Plastic Products Co., Ltd.	(c)	-	540,547
	Changzhou Yuanyang Electric Cable Co., Ltd.	(c)	-	1,462,587
	Changzhou Wujin Xinshun Electronic
	Components Co., Ltd.	(c)	-	731,294
			$3,284,513	$2,734,428

Notes: -

(a)	The loan is interest-bearing at 6% per annum, unsecured and repayable on May 18, 2011.

(b)	Loans of $746,481 and $1,045,072 are interest-bearing at 6% per annum, unsecured and repayable on May 17, 2011 and May 20, 2011, respectively.

(c)	The loans were interest-bearing at 5.31% per annum, unsecured and fully settled in May 2010.

8.	Loans to a related party

The loans to Jiangsu Dachao Electronic Vehicle Technology Company Limited are interest-bearing at 6% per annum and unsecured, of which $1,127,790 and $1,492,960 are repayable in May 2011 and June 2011, respectively.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

9.	Amounts due from/to related parties	As of	As of
		September 30,	December 31,
		2010	2009
		(Unaudited)
	Amounts due from related parties
	Changzhou Best Education and Training Center	$126,902	$102,381
	Changzhou Best Changlong International Trade
	Company Limited (“Changzhou Best Changlong”)	680,925	-
	Jiangsu Dachao Electronic Vehicle Technology
	Company Limited (“Jiangsu Daochao”)	350,420	682,309
		$1,158,247	$784,690
	Amount due to a related party
	Changzhou Best Changlong	$-	$234,525

	The amounts were interest-free, unsecured and repayable on demand. All the related parties are controlled by Mr. Shi or his family members.

10.	Long-term equity investment

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

11.	Property, plant and equipment, net	As of	As of
		September 30,	December 31,
		2010	2009
		(Unaudited)
	Cost :-
	Buildings	$2,946,734	$1,931,926
	Plant and machinery	4,741,829	2,568,343
	Motor vehicles	229,601	122,037
	Office equipment	270,343	229,680
		8,188,507	4,851,986
	Accumulated depreciation	(1,782,889)	(1,396,965)
	Construction in progress	6,688	767,804
	Property, plant and equipment, net	$6,412,306	$4,222,825

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

11.	Property, plant and equipment, net (cont’d)

	During the reporting periods, depreciation is included in: -
		Nine months ended September 30, (Unaudited)

		2010	2009
	Cost of revenues and overheads of inventories	$328,377	$245,142
	Administrative expenses	22,341	9,236
		$350,718	$254,378

As of September 30, 2010 and December 31, 2009, property, plant and equipment with net book values of $1,593,468 and $1,209,803, respectively, were pledged as collateral under certain loan arrangements (Note 14).

12.	Land use rights	As of	As of
		September 30,	December 31,
		2010	2009
		(Unaudited)
	Land use rights	$1,099,522	$1,077,152
	Accumulated amortization	(71,265)	(53,894)
		$1,028,257	$1,023,258

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

As of September 30, 2010 and December 31, 2009, land use rights with net book values of $1,028,257 and $788,586, respectively, were pledged as collateral under certain loans agreements (Note 14).

Amortization for the nine months ended September 30, 2010 and 2009 amounted to $15,970 and $14,432, respectively. The estimated amortization expense for each of the five succeeding years from September 30, 2010 is approximately $21,000 each year.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

13.	Other payables and accrued charges	As of	As of
		September 30,	December 31,
		2010	2009
		(Unaudited)
	Salaries and welfare payable	$352,009	$557,179
	Receipt in advance from customers	796,152	197,920
	Value-added tax and other taxes payable	1,395,794	179,154
	Other payables	19,546	6,707
		$2,563,501	$940,960

14.	Short-term bank loans	As of	As of
		September 30,	December 31,
		2010	2009
		(Unaudited)
	Secured bank loans	$3,683,134	$2,876,909
	Unsecured bank loans	5,113,390	2,698,473
		$8,796,524	$5,575,382
	All bank loans are repayable within one year.

The bank loans as of September 30, 2010 and December 31, 2009 carried annual interest at 115% of the benchmark interest rate published by the People’s Bank of China.

The secured bank loans were secured by the Company’s following assets:-
	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)
Buildings - Note 11	$1,593,468	$1,209,803
Land use rights - Note 12	1,028,257	788,586
	$2,621,725	$1,998,389

The unsecured bank loans as of September 30, 2010 and December 31, 2009 were guaranteed by Mr. and Mrs. Shi and two non-related parties. Each of the aforementioned parties did not receive any compensation for acting as guarantors for the Company.

During the reporting periods, there was no covenant requirement under the bank loans granted to the Company.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

15.	Income tax

United States

The Company is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of September 30, 2010 and December 31, 2009 respectively, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Best Green BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

PRC

Best Green Changzhou and the VIEs, which are established in the PRC, are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25% on their assessable profits for the nine months ended September 30, 2010 and 2009.

Income taxes in the condensed consolidated statements of income and comprehensive income represents provision for PRC EIT.

The management evaluated the Company’s tax positions in accordance with ASC 740 and considered that no provision for uncertainty in income taxes was necessary as of September 30, 2010.

16.	Earnings per share - basic and diluted

The basic and diluted earnings per share are calculated using the net income and the weighted average number of shares outstanding during the reporting periods. All shares and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

There was no dilutive instrument outstanding during the nine months ended or as of September 30, 2010 and 2009. Accordingly, the basic and diluted earnings per share are the same.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

17.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a certain percentage of the employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company contributed $41,239 and $34,028 during the nine months ended September 30, 2010 and 2009, respectively.

18.	Commitments and contingencies

Capital commitment

As of September 30, 2010, the Company had capital commitments amounting to $488,198 in respect of the acquisition of property, plant and equipment that were contracted for but not provided in the condensed consolidated financial statements.

Contingencies

As of September 30, 2010 and December 31, 2009, the Company acted as guarantor for bank loans granted to certain business associates to the extent of $8,674,102 and $5,777,701, respectively. None of the Company’s directors or executive officers is involved in the normal operations or investing in the business of the guaranteed business associates. All the business associates have a healthy record to pay back the loans on a timely manner.

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

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the condensed consolidated financial statements. Therefore, no obligations in respect of the above guarantees were recognized as of September 30, 2010 and December 31, 2009, respectively.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

19.	Related party transactions

Apart from the transactions and information as disclosed in notes 8, 9 and 14 to the condensed consolidated financial statements, the Company had the following transactions with its related parties during the three and nine months ended September 30, 2010 and 2009, respectively.

	Three months ended September		Nine months ended September
	30,		30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Sales of goods to Changzhou Best Changlong	$-	$-	$1,760,910	$43,861
Purchase of goods from Jiangsu Dachao	-	-	477,280	-
Interest income from Jiangsu Dachao	$38,972	$-	$48,553	$-

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

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	Nine months ended		Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	2010	2009	2010	2009	2010	2009	2010	2009
Revenue from external
customers	$8,864,288	$3,810,315	$14,283,415	$5,623,968	$702,933	$-	$23,850,636	$9,434,283
Segment profit (loss)	$2,354,177	$823,968	$3,793,389	$1,216,162	$186,685	$(5,014)	$6,334,251	$2,035,116

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	Three months ended		Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,		September 30,
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	2010	2009	2010	2009	2010	2009	2010	2009
Revenue from external
customers	$1,754,240	$1,597,621	$4,387,545	$2,291,210	$1,887	$-	$6,143,672	$3,888,831
Segment profit (loss)	$654,570	$390,602	$1,427,849	$563,428	$19,105	$(1,671)	$2,101,524	$952,359

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	As of	As of	As of	As of	As of	As of	As of	As of
	September	December	September	December	September	December	September	December
	30, 2010	31, 2009	30, 2010	31, 2009	30, 2010	31, 2009	30, 2010	31, 2009
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Segment assets	$10,220,605	$5,696,531	$16,900,256	$9,475,079	$637,490	$206,701	$27,758,351	$15,378,311

17

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

20.	Segment information (cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operation which is not included in the segment information.

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2010	2009	2010	2009
Total consolidated revenue	$6,143,672	$3,888,831	$23,850,636	$9,434,283
Total profit for reportable segments	$2,101,524	$952,359	$6,334,251	$2,035,116
Unallocated amounts relating to operations:
Other income	-	1	-	28,759
Interest income	88,026	-	187,915	-
General and administrative expenses	(28,048)	-	(44,492)	-
Income before income taxes	$2,161,502	$952,360	$6,477,674	$2,063,875

	As of	As of
	September 30,	December 31,
	2010	2009
Assets	(Unaudited)

Total assets for reportable segments	$27,758,351	$15,378,311
Amounts due from related parties	1,158,247	784,690
Loans to third parties	3,284,513	2,734,428
Loans to a related party	2,620,750	-
Long-term equity investment	163,230	159,909
Cash and cash equivalents	1,546	-

	$34,986,637	$19,057,338

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

20.	Segment information (cont’d)

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

		Three months ended		Nine months ended
		September 30,		September 30,
		(Unaudited)		(Unaudited)
		2010	2009	2010	2009
	PRC	$4,237,671	$1,488,351	$15,086,654	$4,195,702
	Hong Kong	846,134	247,744	2,282,723	738,987
	United Kingdom	49,533	169,765	864,049	934,138
	United States of America	374,195	166,482	1,436,196	377,902
	Germany	9,657	395,478	589,126	858,794
	Denmark	2,152	141,312	801,923	375,773
	Taiwan	41,538	707,996	616,066	922,108
	Others	582,792	571,703	2,173,899	1,030,879
	Total	$6,143,672	$3,888,831	$23,850,636	$9,434,283

21.	Subsequent events

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company's unaudited consolidated results of operations for the three month and nine month periods ended September 30, 2010 and 2009.

Use of Defined Terms

Except as otherwise indicated by the context, references to:

  “TACN,” “the Company,” “we,” “us,” or “our,” refer to the combined business of China Green Energy Industries, Inc., and its wholly-owned subsidiaries, Best Green BVI, and Best Green Changzhou, and our controlled VIEs Best Cable and Best Appliances, but do not include the stockholders of China Green Energy Industries, Inc.;

  “Best Appliances” refer to Jiangsu Best Electrical Appliances Co., Ltd., a PRC company;

  “Best Cable” refer to Changzhou City Wujin Best Electronic Cables Co., Ltd., a PRC company;

  “Best Green BVI” refer to Best Green Energy Industries Limited, a BVI company;

  “Best Green Changzhou” refer to Best Green Energy (Changzhou) Co., Ltd., a PRC company;

  “Best Green Investments” refer to Best Green Investments Limited, a BVI company;

  “BVI” refer to the British Virgin Islands;

  “China,” “Chinese” and “PRC” refer to the People’s Republic of China;

  “Exchange Act” refer to the Securities Exchange Act of 1934, as amended;

  “RMB” refer to Renminbi, the legal currency of China;

  “Securities Act” refer to the Securities Act of 1933, as amended;

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

As of September 30, 2010, we had 675 employees. Our corporate headquarters and manufacturing base are located in Changzhou, China, where we own an aggregate of approximately 46,800 square meters of manufacturing facilities and office space. We own the right to use a total of 49,900 square meters of land in Changzhou, Jiangsu Province, China. We believe that our existing and planned facilities are adequate for our requirements for the foreseeable future. Our annual manufacturing capacity for our LEVs, Cryogen-free refrigerators and sets of network and HDMI cables (combined) is 20,000 units, 115,000 units and 25 million sets, respectively.

Third Quarter Financial Performance Highlights

During the third quarter of 2010, we continued to see strong demand for our products and growth in our revenues. The clean energy industry continued to expand during the third quarter of 2010 in large part due to Chinese government policies designed to stimulate the economy and growth in urbanization and industrialization throughout China.

The following are some financial highlights for the third quarter of 2010:

As a result of the cumulative effect of the above factors, net income increased by 93.8% from $0.82 million in the three months ended September 30, 2009 to $1.59 million in the three months ended September 30, 2010. Our net margin increased from 21.0% in the three months ended September 30, 2009 to 25.8% in the three months ended September 30, 2010.

  Sales Revenue: Sales revenue increased $2.25 million, or 58.0%, to $6.14 million for the third quarter of 2010 from $3.89 million for the same period of last year.

  Gross Profit: Gross profit increased by 126.5% to $2.91 million for the third quarter of 2010, compared with $1.29 million for the same period in 2009.

  Net Income: Net income increased $0.77 million, or 93.8%, to $1.59 million for the third quarter of 2010, from $0.82 million for the same period of last year.

  Basic and fully diluted earnings per share: Basic and fully diluted earnings per share was $0.07 for the third quarter of 2010, compared with $0.04 for the same period last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated in dollars and as a percentage of revenue:

	Three months ended September 30						Nine months ended September 30
	2010			2009			2010			2009
		(dollars in thousands)						(dollars in thousands)
(In thousands, except %)	$	% of Revenue		$	% of Revenue		$	% of Revenue		$	% of Revenue
Consolidated Statements of Operations Data
Sales revenue	6,144	100.0%		3,889	100.0%		23,851	100.0%		9,434	100.0%
Cost of revenues	(3,229)	(52.5%	)	(2,602)	(66.9%	)	(15,664)	(65.7%	)	(6,452)	(68.4%	)
Gross profit	2,915	47.5%		1,287	33.1%		8,187	34.3%		2,982	31.6%
Selling expenses	(128)	(2.1%	)	(68)	(1.7%	)	(416)	(1.7%	)	(217)	(2.3%	)
General and administrative expenses	(629)	(10.2%	)	(222)	(5.7%	)	(1,262)	(5.3%	)	(641)	(6.8%	)
Other income	14	0.2%		3	0.0%		73	0.3%		139	1.5%
Interest income	119	1.9%		31	0.8%		235	0.9%		57	0.6%
Finance costs	(130)	(2.1%	)	(79)	(2.0%	)	(340)	(1.4%	)	(256)	(2.7%	)
Income before income taxes	2,161	35.2%		952	24.5%		6,477	27.1%		2,064	21.9%
Income taxes	(576)	(9.4%	)	(134)	(3.5%	)	(1,630)	(6.8%	)	(516)	(5.5%	)
Net income	1,585	25.8%		818	21.0%		4,847	20.3%		1,548	16.4%

Results of operations for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009.

Sales Revenues

To date, most of our revenues have been generated through sales in the PRC and Hong Kong region. Sales in such region represented approximately 82.7% and 44.6% of our total sales revenue for the three months ended September 30, 2010 and 2009, respectively.

The following table sets forth our revenues by geographic regions:

	Three months ended September 30,
(In thousands, except %)	2010	%	2009	%
Domestic sales
PRC	4,238	69.0%	1,488	38.3%
Hong Kong	846	13.7%	248	6.3%
Total domestic sales	5,084	82.7%	1,736	44.6%
Overseas sales
United Kingdom	50	0.8%	170	4.4%
United States of America	374	6.1%	167	4.3%
Germany	10	0.2%	395	10.2%
Denmark	2	0.0%	141	3.6%
Taiwan	41	0.7%	708	18.2%
Other regions	583	9.5%	572	14.7%
Total overseas sales	1,060	17.3%	2,153	55.4%
Total	6,144	100.0%	3,889	100.0%

Our sales revenue increased by 58.0% from $3.89 million in the three months ended September 30, 2009 to $6.14 million in the three months ended September 30, 2010. The increase was primarily due to an increase in sales of cable products and refrigerators. Revenue of cryogen-free refrigerators increased by 9.8 % from $1.60 million in the three months ended September 30, 2009 to $1.75 million in the three months ended September 30, 2010. The increase was mainly attributable to the sales volume increase of our refrigerators, driven by an increased demand for our refrigerators by existing customers as well as the expansion of our customer base. Revenue of cable products increased by 91.5% from $2.29 million in the three months ended September 30, 2009 to $4.39 million in the three months ended September 30, 2010, which was driven by an increased demand for cable products by our existing customers. The following table sets forth our sales revenue by product categories:

	Three months ended September 30,
(In thousands, except %)	2010	2009
Cryogen-free refrigerators	1,754	1,598
Cable products	4,388	2,291
Light electric vehicles	2	-
Sales revenue	6,144	3,889

Cost of revenues

Our cost of revenues is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of revenues increased by 24.1% from $2.60 million in the three months ended September 30, 2009 to $3.23 million in the three months ended September 30, 2010. The increase in our cost of revenues was primarily due to the increase in the volume of our products sold in the three months ended September 30, 2010.

Our cost of revenues as a percentage of sales revenue decreased to 52.6% in the three months ended September 30, 2010 from 66.9% in the three months ended September 30, 2009.

Gross profit

As a result of the foregoing, our gross profit increased by 126.5% from $1.29 million in the three months ended September 30, 2009 to $2.91 million in the three months ended September 30, 2010, and our gross profit margin increased from 33.1% in the three months ended September 30, 2009 to 47.4% in the three months ended September 30, 2010. The increase was primarily due to the rise in selling price and change in sales mix with higher margin products being sold.

Selling expenses

Selling expenses include the cost of advertising and promotional materials, travel expenses and other related costs. Our selling expenses increased by 89.2% from approximately $0.07 million in the three months ended September 30, 2009 to approximately $0.13 million in the three months ended September 30, 2010. The increase was primarily attributable to more freight charge because of sales increase and increased spending on advertising. We anticipate that our selling expenses will increase as we intend to enhance our sales and marketing efforts to support our business expansion and capture additional market opportunities.

General and administrative expenses

General and administrative expenses consist of the costs associated with staff who manage our business activities, product inspection fees, entertainment expenses and professional fees paid to third parties. Our general and administrative expenses increased by 183.2% from approximately $0.22 million in the three months ended September 30, 2009 to approximately $0.63 million in the three months ended September 30, 2010. This increase was primarily due to increased spending in the support and administrative function to support our business expansion.

Interest income

Interest income consists of interest from cash deposits and from loans to a related party, Jiangsu Dachao Electronic Vehicle Technology Co., Ltd. ("Jiangsu Dachao") and third parties. Interest income increased by 289.1% from approximately $0.03 million during the three months ended September 30, 2009 to $0.12 million during the three months ended September 30, 2010.

Finance costs

Finance costs consist of interest payable in connection with loans from banks. Finance cost increased by 64.7% from approximately $0.08 million during the three months ended September 30, 2009 to approximately $0.13 million during the three months ended September 30, 2010. Interest expense for both periods was related to our bank borrowings and bills discounting interest.

Income before income taxes

As a result of the foregoing, income before income taxes increased by 127.0% from $0.95 million in the three months ended September 30, 2009 to $2.16 million in the three months ended September 30, 2010.

Income taxes

We incurred income tax expense of $0.58 million for the three months period ended September 30, 2010, which was 328.7% more than the income tax expense we incurred in the same period of 2009, which was $0.13 million. This increase in income tax expense was due to the growth of our operating profit over the period.

Net income

As a result of the cumulative effect of the above factors, net income increased by 93.8% from $0.82 million in the three months ended September 30, 2009 to $1.59 million in the three months ended September 30, 2010. Our net margin increased from 21.0% in the three months ended September 30, 2009 to 25.8% in the three months ended September 30, 2010.

Results of operations for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009.

Sales Revenues

To date, most of our revenues have been generated through sales in the PRC and Hong Kong region. Sales in such region represented approximately 72.9% and 52.3% of our total sales revenue for the nine months ended September 30, 2010 and 2009 respectively.

The following table sets forth our revenues by geographic regions:

	Nine months ended September 30,
(In thousands, except %)	2010	%	2009	%
Domestic sales
PRC	$15,087	63.3%	$4,196	44.5%
Hong Kong	2,283	9.6%	739	7.8%
Total domestic sales	17,370	72.9%	4,935	52.3%
Overseas sales
United Kingdom	864	3.6%	934	9.9%
United States of America	1,436	6.0%	377	4.0%
Germany	589	2.4%	859	9.1%
Denmark	802	3.4%	376	4.0%
Taiwan	616	2.6%	922	9.8%
Other regions	2,174	9.1%	1,031	10.9%
Total overseas sales	6,481	27.1%	4,499	47.7%
Total	$23,851	100.0%	$9,434	100.0%

Our sales revenue increased by 152.8% from $9.43 million in the nine months ended September 30, 2009 to $23.85 million in the nine months ended September 30, 2010. The increase was primarily due to an increase in sales of cable products and refrigerators. Revenue from refrigerators increased by 132.6% from $3.81 million in the nine months ended September 30, 2009 to $8.86 million in the nine months ended September 30, 2010. The increase was mainly attributable to increased sales volume of our refrigerators, which was driven by an increased demand for our refrigerators by existing customers as well as the expansion of our customer base. Revenue of cable products increased by 154.0% from $5.62 million in the nine months ended September 30, 2009 to $14.28 million in the nine months ended September 30, 2010, driven by an increased demand for cable products by our existing customers. We were able to increase our production volume to satisfy current market demand with our existing manufacturing capacity.

The following table sets forth our sales revenue by product categories:
	Nine months ended September 30,
(In thousands, except %)	2010	2009
Cryogen-free refrigerators	$8,864	$3,810
Cable products	14,284	5,624
Light electric vehicles	703	-
Sales revenue	$23,851	$9,434

Cost of revenues

Our cost of revenues is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of revenues increased by 142.8% from $6.45 million in the nine months ended September 30, 2009 to $15.66 million in the nine months ended September 30, 2010. The increase in our cost of revenues was primarily due to the increase in the volume of our products sold in the nine months ended September 30, 2010.

Our cost of revenues as a percentage of sales revenue decreased to 65.7% in the nine months ended September 30, 2010 from 68.4% in the nine months ended September 30, 2009. This decrease was primarily attributable to an increase in selling prices during the nine months ended September 30, 2010 compared with the same period in 2009.

Gross profit

As a result of the foregoing, our gross profit increased by 174.5% from $2.98 million in the nine months ended September 30, 2009 to $8.19 million in the nine months ended September 30, 2010, and our gross profit margin increased from 31.6% in the nine months ended September 30, 2009 to 34.3% in the nine months ended September 30, 2010. The increase was primarily due to the rise in selling price and change in sales mix with higher margin products being sold.

Selling expenses

Selling expenses include the cost of advertising and promotional materials, travel expenses and other related costs. Our selling expenses increased by 91.4% from approximately $0.22 million in the nine months ended September 30, 2009 to approximately $0.42 million in the nine months ended September 30, 2010. The increase was primarily attributable to more freight charge because of sales increase and increased spending on advertising. We anticipate that our selling expenses will increase as we intend to enhance our sales and marketing efforts to support our business expansion and capture additional market opportunities.

General and administrative expenses

General and administrative expenses consist of the costs associated with staff who manage our business activities, product inspection fees, entertainment expenses and professional fees paid to third parties. Our general and administrative expenses increased by 96.8% from $0.64 million in the nine months ended September 30, 2009 to $1.26 million in the nine months ended September 30, 2010. This increase was primarily due to increased spending in support and administrative functions to support our business expansion.

Interest income

Interest income consists of interest from cash deposits and from loans to a related party, Jiangsu Dachao and third parties. Interest income increased by 310.4% from approximately $0.06 million during the nine months ended September 30, 2009 to approximately $0.24 million during the nine months ended September 30, 2010.

Finance costs

Finance costs consist of interest payable in connection with loans from banks. Finance costs increased by 32.7% from approximately $0.26 million during the nine months ended September 30, 2009 to approximately $0.34 million during the nine months ended September 30, 2010. Interest expense for both periods was related to our bank borrowings and bills discounting interest.

Income before income taxes

As a result of the foregoing, income before income taxes increased by 213.9% from $2.06 million in the nine months ended September 30, 2009 to $6.48 million in the nine months ended September 30, 2010.

Income taxes

We incurred income tax expense of $1.63 million for the nine month period ended September 30, 2010, which was 216.0% more than the income tax expense we incurred in the same period of 2009, which was $0.52 million. This increase in income tax expense was due to the growth of our operating profit over the period.

Net income

As a result of the cumulative effect of the above factors, net income increased by 213.1% from $1.55 million in the nine months ended September 30, 2009 to $4.85 million in the nine months ended September 30, 2010. Our net margin increased from 16.4% in the nine months ended September 30, 2009 to 20.3% in the nine months ended September 30, 2010.

Taxation

United States

The Company is subject to tax in the United States of America at a rate of 34%. No provision for income taxes in the United States has been made as the Company had no taxable income in the United States for the reporting periods.

British Virgin Islands

Best Green BVI was incorporated in the BVI, and under the current laws of the BVI, is not subject to income taxes.

PRC

Best Green Changzhou, Best Cable and Best Appliances are subject to China Enterprise Income Tax (“EIT”) at a tax rate of 25% for the nine month periods ended September 30, 2010 and 2009.

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

We incurred income tax expense of $1.63 million for the nine month period ended September 30, 2010, which was 216.0% more than the income tax expense we incurred in the same period of 2009, which was $0.52 million. This increase in income tax expense was due to the growth of our operating profit over the period.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $2.13 million and restricted cash of $3.96 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months Ended
	September 30,
	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	2,768	(949)
Net cash used in investing activities	(5,466)	(783)
Net cash provided by financing activities	4,034	1,856
Effect of exchange rate changes on cash and cash equivalents	39	2
Net increase in cash and cash equivalents	1,375	126
Cash and cash equivalents at the beginning of period	758	654
Cash and cash equivalents at the end of period	2,133	780

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain the current level of operations for at least the next twelve months. In 2010, we continue to work to develop new manufacturing capabilities and expand our presence as the leader in the development and manufacturing of various products.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2010 was $2.77 million, which was primarily attributable to (i) our net income of $4.85 million (ii) increase in trade accounts payable of $3.23 million and (iii) increase in income tax payable of $1.58 million, partially offset by an increase in trade accounts receivable of $8.00 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $5.47 million, which was attributable to the following factors: (i) our purchase of property, plant and equipment of $2.42 million, (ii) increase in loan to a related party, Jiangsu Dachao and third parties of $3.06 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was $4.03 million, which was primarily attributable to the following factors: (i) proceeds from bank loans of $3.05 million and (ii) increase in bills payable of $1.20 million.

We believe that we maintain good relationships with the various banks we deal with and our current available working capital, and bank loans referenced above, should be adequate to sustain our operations at our current level through at least the next twelve months.

As of the date of the Report, we are party to several loan agreements, including:

  Maximum Amount Guarantee loan Agreement, between Best Cable and Wujin Rural Commercial Bank, pursuant to which Wujin Rural Commercial Bank provided a loan with a total amount of RMB1,450,000 (approximately $216,479). The agreement is for a term from August 14, 2009 to August 13, 2012. The monthly interest rate is 0.0523%.

  Maximum Amount Loan Agreement, between Best Cable and Wujin Agriculture Bank pursuant to which Jiangnan Rural Commercial Bank provided loans with a total amount of RMB10,000,000 (approximately $1,492,961). Wujin Agriculture Bank has disbursed RMB3,000,000 (approximately $447,888) and RMB5,000,000 (approximately $746,480) respectively to Best Cable, for a term from April 8, 2010 to September 30, 2010 and June 21, 2010 to December 21, 2010, respectively. The monthly interest rate is 0.486% and 0.425% respectively.

  Maximum Amount Loan Agreement, between Best Cable and Wujin ICBC pursuant to which Wujin ICBC provided loans with a total amount of RMB26,000,000 (approximately $3,881,698) Wujin ICBC has disbursed RMB24,800,000 (approximately $3,702,543) to Best Cable, with different terms starting from March 10, 2010 and ending at March 4, 2011. The monthly interest rate ranges from 0.443% to 0.487%.

  Commercial Bill Acceptance Agreement, between Best Cable and Wujin Agricultural Bank, pursuant to which Wujin ABC provided four commercial bills with a total amount of RMB12,000,000 (approximately $1,791,553).

  Bank Acceptance Agreement, between Best Cable and Wujin Subbranch of China Construction Bank (“Wujin CCB”) pursuant to which Wujin CCB provided a bill with a total amount of RMB6,000,000 (approximately $895,776). The agreement is for a term from September 15, 2010 to March 15, 2011. Bank Acceptance Agreement, between Best Cable and Wujin Subbranch of China Construction Bank (“Wujin CCB”) pursuant to which Wujin CCB provided a bill with a total amount of RMB4,000,000 (approximately $597,184). The agreement is for a term from August 16, 2010 to February 16, 2011.

  On December 12, 2008, Best Appliances entered into a Maximum Loan Agreement Wujin Rural Commercial Bank for a loan of RMB21,000,000 (approximately $3,135,217). According to the Agreement, this loan is intended to be a maximum loan, Wujin Rural Commercial Bank has disbursed an aggregate of RMB19,670,000 (approximately $2,936,654) to Best Appliances. The monthly interest rate is 0.523% and 0.584%. The term of loan is from December 10, 2008 to December 9, 2011.

  Maximum Amount Guarantee loan Agreement, between Best Appliance and Wujin Rural Commercial Bank, pursuant to which Wujin Rural Commercial Bank provided a loan with a total amount of RMB7,000,000 (approximately $1,045,072). The agreement is for a term from May 27, 2010 to May 26, 2013. The monthly interest rate is 0.0523%.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and nine-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the combined financial statements of the VIEs and the notes thereto included in the Company’s Form 8K as filed with the SEC on June 11, 2010.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and the VIEs. All significant inter-company accounts and transactions have been eliminated in consolidation.

Variable interest entities

Each of the VIEs and Mr. Jianliang Shi ("Mr. Shi") and Ms. Xueqin Wang ("Mrs. Shi") entered into the following agreements with Best Green Changzhou, pursuant to which the VIEs became the VIE of Best Green Changzhou.

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

Diluted earnings per share is computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the three and nine months ended September 30, 2010 and 2009, there were no potentially dilutive shares.

Recently issued accounting pronouncements

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on the Company’s financial statements and is currently not yet in a position to determine such effects.

In April, 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

In July, 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, a entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods that ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The ASU is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted. The provisions of the new standard can be applied either prospectively or retrospectively. The standard amends ASC Topic 944 “Financial Services –Insurance” and modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Jianliang Shi and Ms. Jianfeng Xu, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management is not aware of any material weakness in our internal control over financial reporting which causes them to believe that any material inaccuracies or errors existed in our financial statements as of September 30, 2010. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

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

DATED: November 19, 2010

CHINA GREEN ENERGY INDUSTRIES, INC.

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