Form 10-K
period 2010-12-31
China Green Energy Industries, Inc.
filed 2011-03-30
CIK 1448776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-53547

CHINA GREEN ENERGY INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1548693
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

Jiangsu Wujin Lijia Industrial Park
Lijia Town
Wujin District, Changzhou City
Jiangsu Province 213176
People’s Republic of China
(Address of principal executive office and zip code)

(86) 519-86230102
(Registrant’s telephone number, including area code)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]             No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]             No [ X ]

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

[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ]             No [ X ]

The issuer’s revenues for its most recent fiscal year ended December 31, 2010, were $28.6 million.

The aggregate market value of the ordinary shares, $0.001 par value per share (“Shares”), of the registrant held by non-affiliates on June 30, 2010 was $0, as there were no Shares held by non-affiliates on such date, and the registrant’s Shares were not then publicly traded.

There were 23,529,411 shares of common stock outstanding as of March 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CHINA GREEN ENERGY INDUSTRIES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2010

INTRODUCTORY NOTE

Forward-Looking Statements

This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

  “CGRE,” “the Company,” “we,” “us,” or “our,” refer to the combined business of China Green Energy Industries, Inc., and its wholly-owned subsidiaries, Best Green BVI, and Best Green Changzhou, and our controlled VIEs Best Cable and Best Appliances, but do not include the stockholders of China Green Energy Industries, Inc.;

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

PART I

Item 1 . Business

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

As of December 31, 2010, we had 526 employees. Our corporate headquarters and manufacturing base are located in Changzhou, China, where we own an aggregate of approximately 46,800 square meters of manufacturing facilities and office space. We own the right to use a total of 49,900 square meters of land in Changzhou, Jiangsu Province, China. We believe that our existing and planned facilities are adequate for our requirements for the foreseeable future. Our annual manufacturing capacity for our LEVs, Cryogen-free refrigerators and sets of network and HDMI cables (combined) is 20,000 units, 115,000 units and 25 million sets, respectively.

Our Organizational Structure

We are a Nevada holding company for certain direct and indirect subsidiaries in the BVI and China. We own all of the issued and outstanding capital stock of Best Green BVI, a BVI corporation. Best Green BVI is a holding company that owns 100% of the outstanding capital stock of Best Green Changzhou, a PRC company.

Our principal manufacturing operations and sales and marketing activities in China are conducted through our VIEs. We control the VIEs through a series of contractual arrangements. These contracts include an Exclusive Technical Services and Business Consulting Agreement, or the Consulting Agreement, a Business Operation Agreement, an Equity Interest Pledge, and a Proxy Agreement. These agreements are among our indirect, wholly-owned subsidiary, Best Green Changzhou, and each of our VIEs. These contractual arrangements are described below.

  Consulting Agreement. Under the Consulting Agreement, Best Green Changzhou provides exclusive technical, business and management consulting services to the VIEs in exchange for service fees equal to 100% of the VIE’s total annual net profits.

  Business Operation Agreement. The Business Operation Agreement imposes restrictions on the operations of the VIEs. Under the Business Operation Agreement the VIEs are prohibited from engaging in any transaction which may materially affect its assets, obligations, rights or business operation without prior consent from us. The VIEs are also required to accept policies and suggestions provided by us from time to time with respect to employment or dismissal of employees, corporate management and financial management systems. The VIEs are also required to appoint the directors and members of senior management that we designate.

  Equity Interest Pledge Agreement. The shareholders of the VIEs, Mr. Jianliang Shi and Ms. Xueqin Wang, or the VIE Shareholders, have pledged their entire equity interest in the VIEs to Best Green Changzhou pursuant to the Equity Interest Pledge Agreement. The equity interests are pledged as collateral security for the obligations of the VIEs under the Consulting Agreement and the Business Operation Agreement.

  Proxy Agreement. The proxy agreement among Best Green Changzhou and the VIE Shareholders requires the VIE Shareholders to vote all of the equity interests in the VIEs at any shareholders meeting or other time when shareholders of the VIEs vote in accordance with our instructions.

As a result of these contractual agreements, Best Cable and Best Appliances became our variable interest entities. A variable interest represents a contractual or ownership interest in another entity that causes the holder to absorb the changes in fair value of the other entity’s net assets. Potential variable interests include: holding economic interests, voting rights, or obligations to an entity; issuing guarantees on behalf of an entity; transferring assets to an entity; managing the assets of an entity; leasing assets from an entity; and providing financing to an entity. In such cases consolidation of the VIE is required by the enterprise that controls the economic risks and rewards of the entity, regardless of ownership.

The following chart reflects our organizational structure as of the date of this report.

*Contractual agreements consisting of an exclusive technical and consulting service agreement, an equity interest pledge agreement, business operation agreement and proxy agreement.

Our Corporate History

Background and History of TradeOn, Inc.

We were a development stage company that was incorporated under the laws of the state of Nevada on December 7, 2007. We were planning to develop and commercialize a mobile price comparison service for use by the general public. Our service would have enabled consumers while out shopping in a store to compare or look up prices of a certain product by sending a text message from their cell phone to our TradeOnSMS system. Our planned system would have accepted text messages from mobile phones containing the name or part number of a certain product. Once the text message was received, TradeOnSMS would search the Internet for the best price and retailer and send back a text message to the mobile phone with the results. Our business never materialized and we became inactive until we acquired Best Green BVI on June 9, 2010.

Background and History of Best Green BVI and VIE

Best Green BVI was incorporated in the British Virgin Islands on March 31, 2010. Best Green BVI is a holding company that has no operations or assets other than its ownership of all of the capital stock of Best Green Changzhou. Best Green Changzhou was incorporated in the PRC on May 6, 2010. Best Cable was incorporated in the PRC on May 25, 1993 and Best Appliances was incorporated in the PRC on August 21, 2001. All of our manufacturing operations are conducted through Best Appliances and Best Cable through contractual arrangements.

Acquisition of Best Green BVI

On June 9, 2010, we entered into a share exchange agreement, or the Share Exchange Agreement, with Best Green BVI, and Best Green Investments, the sole shareholder of Best Green BVI. Pursuant to the Share Exchange Agreement, on June 9, 2010, Best Green Investments transferred all of the shares of the capital stock of Best Green BVI in exchange for 20,734,531 newly issued shares of our common stock, which, after giving effect to the Cancellation Agreement disclosed below, constituted 88.1% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

As a condition precedent to the consummation of the Share Exchange Agreement, on June 9, 2010 we entered into a cancellation agreement, or the Cancellation Agreement, with Mr. Haifeng Lu, whereby Mr. Lu agreed to the cancellation of 4,000,000 shares of our common stock owned by him of the then 6,794,384 shares outstanding.

On April 24, 2010, Marsel Gilyazov, the sole director and owner of Best Green Investments entered into an option agreement with our Chairman and CEO Mr. Jianliang Shi and his wife Xueqin Wang, pursuant to which they were granted options to purchase 51% and 49%, respectively, of the equity interest of Best Green Investments. The options were exercisable sixty (60) days after the date on which a disclosure statement on Form 8-K is filed in respect of the share exchange transaction (the “Share Exchange”), and ending on the fifth annual anniversary of that date. On October 20, 2010, Mr. Shi and Ms. Wang exercised their options to purchase the equity interest of Best Green Investments. As a result, Mr. Shi and Ms. Wang own an aggregate of 20,734,531 shares, or 88.1%, of the total outstanding shares of the Company’s capital stock and 88.1% total voting power of all of the Company’s outstanding voting securities.

Upon the closing of the reverse acquisition, Mr. Amit Sachs and Mr. Haifeng Lu, our directors and officers, submitted resignation letters pursuant to which they resigned from all offices that they held effective immediately and from their position as our directors that will become effective on the tenth day following the mailing by us of an information statement, or the Information Statement, to our stockholders that complies with the requirements of Section 14f-1 of the Exchange Act, which was mailed out on June 30, 2010. Jianliang Shi was appointed as our Chairman of the Board of Directors and Chief Executive Officer and Zhengxing Shangguan was appointed as our director effective upon the closing of the reverse acquisition. In addition, our executive officers were replaced by the Best Green BVI’s executive officers upon the closing of the reverse acquisition as indicated in more detail below.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Best Green BVI as the acquirer and TradeOn, Inc. as the acquired party. When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Best Green BVI on a consolidated basis unless the context suggests otherwise.

On September 1, 2010, we amended our certificate of incorporation to change our name from “TradeOn, Inc.” to “China Green Energy Industries, Inc.” to reflect the current business of our company, which changed as a result of our acquisition of Best Green BVI.

Corporate Information

Our principal executive offices are located at Jiangsu Wujin Lijia Industrial Park, Lijia Town, Wujin District, Changzhou City, Jiangsu Province 213176, People’s Republic of China. And our telephone number at that address is (86)519-86230103. Our principal website is located at http://www.chinagei.com. The information on our website is not part of this report.

Our Industry

We manufacture and distribute clean technology-based consumer products. We also manufacture and distribute network and HDMI cable. Our products consist of light electric vehicles, or LEVs, and cryogen-free refrigerators. We manufacture several different varieties of LEVs and cryogen-free refrigerators. We sell some of our products under our own brand name of “BEST” and the balance of our products as an original equipment manufacturer, or OEM, for other companies, who are our customers.

Light Electric Vehicle

Compared to motorbikes, LEVs enjoy the following advantages: less fossil fuel consumption, cheaper in price, more convenient to park inside cities, and less air and noise pollution. We believe many consumers are increasingly willing to consider purchasing LEVs due to environmental, economic, and convenience reasons. As a result, we believe the market for LEVs is poised for significant growth as consumers continue to shift their preferences strongly toward more energy efficient and lower emission vehicles.

According to the China Electronic Components Association after the 2009 Cleantech Forum in Copenhagen, the global demand for LEVs is predicted to grow 7 to 10% annually. As Europe and the United States have started to provide government aid for LEV purchases, we believe that sales of LEVs in Europe, especially in the Netherlands and United Kingdom, and the United States will increase.

Electric Vehicle Incentives in the United States

A number of states and municipalities in the United States, as well as certain private enterprises, have adopted incentive programs such as tax exemptions, tax credits, and other special privileges to encourage the use of alternative fuel vehicles. For example, New Jersey and Washington exempt the purchase of electric vehicles from state sales tax. Other states, including Colorado, Oregon, Georgia and Oklahoma, provide for substantial state tax credits for the purchase of electric vehicles. In California, several utilities offer reduced electricity rates for the purpose of recharging electric vehicles. As of December 1, 2009, the Sacramento Municipal Utility District, for example, offered an off-peak discount of approximately 50% off of the regular residential electricity rate for electricity used to charge electric vehicles. Similar programs exist with Southern California Edison and other utility companies. Municipalities in California also offer parking incentives for electric vehicles which include free or reduced fee parking in major metropolitan areas.

Electric Vehicle Incentives in Europe

We believe Europe has a regulatory environment that is generally very conducive to the development, production and sale of small, alternative energy vehicles. Through emission legislation, tax incentives and direct subsidies, the European Union is taking a progressive stance in reducing carbon emissions and increasing demand for electric vehicles.

In addition to a favorable regulatory environment, European countries have announced attractive combinations of subsidies and tax incentives. For example, the United Kingdom has announced a plan for up to £5,000 in support of electric vehicles and France has proposed €5,000 in direct subsidies for electric vehicle purchases through 2012. Additionally, a number of European countries are shifting their registration tax regime to a carbon dioxide-based system which typically reduces or eliminates annual registration taxes for electric vehicles due to their zero emissions profile. Certain European countries such as Norway have also adopted significant tax incentives for individuals to purchase electric vehicles.

China’s LEV Market

The Chinese market for LEVs is very large and has been growing rapidly. According to the China Electronic Components Association, 21.5 million LEVs were sold in China in 2008, representing growth of 26.5% over 2007. And in 2009, 24.5 million LEVs were sold in China. The following chart shows the historical and expected growth of LEV sales in China:

Source: China Electronic Components Association

Small Home Appliance

We currently produce and sell cryogen-free refrigerators, which are classified as small home appliances. Current international and domestic market highlights for small home appliances are described below:

1.

Global sales of small home appliances grew from $77.94 billion in 2007 to $85.91 billion in 2008, of which China accounted for approximately 17%, or $13.3 billion, in 2007 and 18%, or $15.7 billion, in 2008. (Source: CCID Consulting, 2007, 2008 and 2008. 2009 Annual Report of China’s Small Electrical Appliance Industry)

2.

China is the leading manufacturer of small home appliances producing 1.44 billion units in 2007 and 1.63 billion units in 2008, of which exports accounted for 74.3%; (Source: CCID Consulting, 2008, 2009 Annual Report of China’s Small Electrical Appliance Industry)

In the US, the top five firms control over 90% of the market while in Europe the top five firms have approximately 60% market share. Top European market participants include Electrolux, Bosch, Black & Decker, Phillips, and Miele; (Source: Assembly Magazine, “Appliance Assembly: Environmental Restrictions Dictate European Designs” by Austin Weber, May 1, 2005)

According to CCID Consulting, the compound aggregate growth rate, or CAGR of small home appliance sales in China was 15% during the period from 2003 to 2008. The following chart shows the growth of small home appliance sales in China:

Source: CCID Consulting, 2008-2009 Annual Report of Chinese Small Home Appliance Industry

Cable and Wire

General Cable and Wire Market

China’s cable and wire industry has surpassed the United States to become the largest cable and wire producer in the world. According to the Shanghai Cable & Wire Research Institute, the sale of cable and wire in China was $59 billion in 2006. (Source: Zhongli Sci-Tech Group IPO Prospectus, August 13, 2009.) In China, the cable & wire industry is expected to grow at a level comparable to that of the national economy, which is projected to be 7% to 8%. (Source: http://www.chinawirecable.com)

U.S. demand for insulated wire and cable is expected to grow 4.3% annually to $21.5 billion in 2010 (Source: US industry forecasts to 2010 & 2015 Insulated Wire & Cable), a rebound from the declines early in the decade, according to Zuosi Research. An improved capital investment climate, as well as rising motor vehicle production levels and strong growth in nonresidential construction expenditures, will provide opportunities for wire and cable suppliers. Product innovations will also help to boost demand, although pricing competition in the industry will remain intense.

HDMI Cable Market

According to a newly released market research report from Information Gatekeepers Inc. (IGI), on Active Optical Cables (AOC), the HDMI-based Active Optical Cable market will grow from $140 million in 2009 to over $1.7 billion by 2011, representing an astounding CAGR of 250%. During this period, early OEM providers will enjoy excellent average selling prices (ASPs) compared with the cost of building these cables. The AOC Market Report 2009 forecasts that the materials costs for HDMI-based active cables will also decline, allowing cable providers to realize excellent product margins even as they grow their sales volumes.

IGI expects to see an early entrance of 20 Gigabit/s HDMI 2.0 in 2010, with higher average selling prices driving their revenue picture. Pressure from competing bus interfaces such as Display Port and Light Speed are anticipated to accelerate this high-speed transition late in 2010. The larger HDTV installed base and production of HDMI V1.4 devices will continue to drive demand for lower-speed 10 Gigabit/s HDMI models for quite some time. In 2014, even the relatively modest 32% share for 10 Gigabit/s HDMI AOC is expected to produce around $370 million in revenue.

Quality Assurance and Quality Control

We closely monitor and test the quality of our products. We have established inspection points at key production stages to identify product defects during the production process, and our finished products are inspected and tested according to standardized procedures. We provide regular training and specific guidelines to our operators to ensure that our internal production processes meet quality standards. We have passed quality standards of ISO9001 and ISO14001 certifications since 2007. We have also obtained the following certifications, which enable us to export overseas:

UL Safety Certification for all A/V cables since 2006 UL Safety Certification for net cables Cat5e, Cat6 since 2008

HDMI member for 28#1.3a, 1.3b

ISO9001 since 2007 ISO14001 standard since 2007

ETL Safety Certification for net cables Cat5e, Cat6 since 2009

TÜV Safety Certification and GS Mark for cryogen-free refrigerators since 2006

Wal-Mart certified provider since 2009

Carrefour certified provider since 2009

Home Depot certified provider since 2009

*All marks are trademarks or registered trademarks of their respective owners. The display of trademarks herein does not imply that a license of any kind has been granted.

Sales and Marketing

We use different distribution channels and deploy different sales and marketing strategies for our different products.

Light Electric Vehicle (LEV)

We sell LEVs to customers in European countries through our overseas agents and through OEM arrangements. We intend to continue to form strategic alliances with those agents and OEM customers in Europe. In addition, our sales team is developing new customers in Australia, the United States of America and the rest of Asia. We believe we can grow our LEV sales in those geographic areas with the establishment of an agent network. We are in the process of building this agent network in such areas.

Cryogen-free Refrigerator

We sell cryogen-free refrigerators through our overseas agents. We are also an OEM cryogen-free refrigerator manufacturer for Ford, Pepsi, Coca-cola, Carlsberg and Disney. We intend to continue to form strategic alliances with additional multinational companies and leverage our production capacity and relatively high brand awareness.

Network cable and HDMI cable

Our network cable and HDMI cable products are sold to many multinational retailers including Wal-Mart, Carrefour and Home Depot. We are certified providers to those retailers. We intend to continue selling network cable and HDMI cable to those multinational retailers.

Competition

Light Electric Vehicle (LEV)

Competition in the LEV industry is heavy and still evolving. We believe the impact of new regulatory requirements for occupant safety, technological advances, and shifting customer needs are causing the industry to evolve in favor of LEVs. We believe the primary competitive factors in LEV markets are:

  technological innovation;

  product quality and safety;

  service options;

  product performance;

  design and styling;

  product price; and

  manufacturing efficiency.

We believe that our LEVs compete in both the traditional market segment with motorbikes as well as the market segment of LEVs. Hence, our major competitors in LEV sales are traditional motorbikes manufacturers as well as innovational LEV manufacturers, including Loncin Holdings, Lifan Motorcycles, Jianshe Group, Luyuan E-vehicle, and Xinri Group.

Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively. We believe our overseas customer relationships, as well as overseas OEM strategic alliances, are the basis on which we can compete in the overseas LEV market in spite of the challenges posed by our competitors.

Cryogen-free Refrigerator

As a cryogen-free refrigerator is a unique product, we believe it is a less competitive niche market at the current stage. Our major competitors are Mobicool and Laurina Electronics.

The manufacturing base of Mobicool is in Shenzhen, China. It manufactures and sells non-cryogen portable refrigerators and components in China and export to Europe market. Its products are purchased as original equipment by luxury car manufactures, including BMW, Volvo and Mercedes. Laurina Electronics is based in Shenzhen, China. It manufactures and sells refrigerators and other small home appliances in China and also exports them to the rest of the Asian market. We believe the primary competitive factors in this niche market are:

  product quality and performance; and

  relationships with OEM clients.

With our OEM relationships with Ford, Pepsi, Coca-cola, Carlsberg and Disney, we intend to continue to leverage our advantage of product quality, performance, and OEM experience in specific territory markets.

Network cable and HDMI cable

The wire and cable industry is highly competitive. Our competitors include a large number of independent suppliers. Certain competitors have substantially greater manufacturing, sales, research and financial resources than us. We believe the primary competitive factors in wire and cable markets are:

  product quality and performance;

  reliability of supply;

  customer service; and

  product price.

Certified by global retailers like Wal-Mart, Carrefour and Home Depot, we believe our products still possess a competitive advantage over other competitors. Our major competitors are those companies originally from Taiwan and Hong Kong, who established manufacturing bases in mainland China, as well as other Chinese local competitors, such as Jesmay Electronics and Ningbo Yizhou Electronics.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. We have applied for two patents for solar power water heaters as we intend to penetrate the solar heat power industry as a part of our green energy business strategy and supplementing our current LEV business. We also have confidentiality and non-competition policies in place as part of our company employment guidelines which is given to employees, and we enter into nondisclosure agreements with third parties. However, we cannot assure you that we will be able to protect or enforce our intellectual property rights.

We own the trademark of “BEST” , which is actively used for our products. We also own two other trademarks, which are not used anymore or not frequently used for our products at the current time.

Environmental Matters

Our manufacturing facilities are subject to various pollution control regulations with respect to noise and air pollution and the disposal of waste and hazardous materials. We also are subject to periodic inspections by local environmental protection authorities. Our controlled VIEs have received certifications from the relevant PRC government agencies indicating that their business operations are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Regulation

Because our controlled VIEs are located in the PRC, we are regulated by the national and local laws of the PRC.

We are subject to the environmental regulations described in the preceding section entitled “Our Business – Environmental Matters.”

There is no private ownership of land in China. Upon payment of a land grant fee, land use rights can be obtained from the government for a period unto 50 years in the case of industrial land and are typically renewable. We have received the necessary land use rights certificate for our land lots.

We are also subject to China’s foreign currency regulations. The PRC government has controlled Renminbi reserves primarily through direct regulation of the conversion of Renminbi into other foreign currencies. Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks, and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government.

Under current PRC laws and regulations, Foreign Invested Entities, or FIEs, may pay dividends only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, FIEs in China are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their general reserves until the cumulative amount of such reserves reaches 50.0% of their registered capital. These reserves are not distributable as cash dividends. The board of directors of an FIE has the discretion to allocate a portion of the FIEs’ after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

We do not face any significant government regulation in connection with the production of our products. We do not require any special government permits to produce our products other than those permits that are required of all corporations in China.

Our Employees

We had 526 employees as of December 31, 2010. The following table sets forth the number of our employees in each of our areas of operations and as a percentage of our total workforce as of December 31, 2010:

	As of December 31, 2010
	Employees	Percentage
Manufacturing, Procurement and Logistics	476	90%
Quality Control	9	2%
Research and Development	5	1%
Sales and Marketing	16	3%
Administration and Management	12	2%
Finance	8	2%
Total	526	100%

As required by applicable PRC law, we have entered into employment contracts with most of our officers, managers and employees. We are working towards entering employment contracts with those employees who do not currently have employment contracts with us. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant disputes or any difficulty in recruiting staff for our operations.

Our employees in China participate in a state pension plan organized by PRC municipal and provincial governments. We are currently required to contribute to the plan at the rate of 21% of the average employee’s monthly salary.

In addition, we are required by PRC law to cover employees in China with various types of social insurance, and we believe that we are in compliance with the relevant PRC laws.

Financial Experience of Management and Preparation of Financial Statements

We maintain our books and records in accordance with Chinese GAAP on the accrual basis. Chinese GAAP is similar to International Financial Reporting Standards. The basic accounting principles and practice of Chinese GAAP are similar to U.S. GAAP. We hire knowledgeable and reputable third-party consultants to convert our books and records from Chinese GAAP to U.S. GAAP. We provide our books and records to the consultants who make the appropriate adjustments in the working papers prepared for our auditor. All adjustments are approved by management and reviewed and/or audited by our auditor. Our CFO reviews all the adjustments and conversions made by our consultants. Our CFO has over ten years of accounting experience with Chinese GAAP obtained from her prior work experience in the accounting department of various companies in the manufacturing industry in China, at which she served in various positions, including accountant, accounting supervisor and accounting manager. She also obtained experience with internal controls over financial reporting from her experience at these companies. Our CFO reviewed the conversion of our books and records to U.S. GAAP performed by our consultants as described below with the assistance of other persons familiar with such conversion procedures. We also employ five intermediate and junior accountants in our accounting department to assist in the preparation of our financial statements and our day-to-day accounting needs.

Our third-party consultants, who are professional accountants, work closely with the Company’s accounting department to prepare the financial statements. Each of the consultants hold bachelor’s degrees in accounting, and some of them hold master’s degrees in accounting. They take continuing professional development courses each year to update their accounting knowledge as is required by the governing accounting bodies, including the Chinese Institute of Certified Public Accountants (CICPA) and the Association of Chartered Certified Accountants (ACCA). They also subscribe to online courses where they receive the latest updates in U.S. GAAP and SEC rules and regulations. Most of the consultants are CICPAs. The manager of the consulting team has over 10 years of experience working in an international firm and in auditing U.S. companies. She formerly worked at Arthur Andersen and PricewaterhouseCoopers where she accumulated valuable public company auditing experience auditing and reporting on Chinese subsidiaries of U.S. companies. We believe that our consultants are qualified to prepare our financial statements based on their professional experience. They spend approximately four to five weeks in 2010 and 2011 assisting us in preparing our financial statements.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this report before deciding to invest in our common stock. You should pay particular attention to the fact that we conduct all of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in the U.S. and other countries. If any of the following risks actually occurs, our business, financial condition or operating results may suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We are vulnerable to shortages in raw materials or fluctuations in raw material prices.

The major raw materials for the LEVs that we produce are steel, electromotor, batteries, wheels and tires. The major raw materials for cryogen-free refrigerators that we produce are polyvinyl chloride (PVC), semiconductor refrigeration components, and air cooling fins. Raw materials for our network cable and HDMI cable business consist of cooper and PVC. In order to ensure timely delivery of quality products to our customers at competitive prices, we must obtain sufficient quantities of good quality raw materials at acceptable prices in a timely manner. There is no assurance that we will be able to obtain sufficient quantities of raw materials from our suppliers which are of an acceptable quality and acceptable price in a timely manner.

Furthermore, as steel and copper are commodities, we are vulnerable to the risk of rising steel and copper prices, which is determined by demand and supply conditions in the global and the PRC market. Should there be any significant increases in the price of steel and copper, and if we are unable to pass on such increases in costs to our customers or find alternative suppliers who are able to supply us steel and copper at reasonable prices, our business and profitability would be adversely affected.

Our rapid expansion could significantly strain our resources, management and operational infrastructure which could impair our ability to meet increased demand for our products and hurt our business results.

To accommodate our anticipated growth, we will need to expend capital resources and dedicate personnel to implement and upgrade our accounting, operational and internal management systems and enhance our record keeping and contract tracking system. Such measures will require us to dedicate additional financial resources and personnel to optimize our operational infrastructure and to recruit more personnel to train and manage our growing employee base. If we cannot successfully implement these measures efficiently and cost-effectively, we will be unable to satisfy the demand for our products, which will impair our revenue growth and hurt our overall financial performance.

Our business is capital intensive and our growth strategy may require additional capital which may not be available on favorable terms or at all.

We believe that our current cash, cash flow from operations will be sufficient to meet our present and reasonably anticipated cash needs. We may, however, require additional cash resources due to changed business conditions, implementation of our strategy to expand our manufacturing capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Any interruption in our production processes could impair our financial performance and negatively affect our brand.

We manufacture or assemble our products at our facilities in Changzhou, China. Our manufacturing operations are complicated and integrated, involving the coordination of raw material and component sourcing from third parties, internal production processes and external distribution processes. While these operations are modified on a regular basis in an effort to improve manufacturing and distribution efficiency and flexibility, we may experience difficulties in coordinating the various aspects of our manufacturing processes, thereby causing downtime and delays. We have also been steadily increasing our production capacity and have limited experience operating at these higher production volume levels. In addition, we may encounter interruption in our manufacturing processes due to a catastrophic loss or events beyond our control, such as fires, explosions, labor disturbances or violent weather conditions. Any interruptions in our production or capabilities at our facilities could result in our inability to produce our products, which would reduce our sales revenue and earnings for the affected period. If there is a stoppage in production at any of our facilities, even if only temporary, or delays in delivery times to our customers, our business and reputation could be severely affected. Any significant delays in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. We currently do not have business interruption insurance to offset these potential losses, delays and risks so a material interruption of our business operations could severely damage our business.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely against us, could disrupt our business and subject us to significant liability to third parties.

Our success largely depends on our ability to use and develop our technology, know-how and product designs without infringing upon the intellectual property rights of third parties. We may be subject to litigation involving claims of patent infringement or violation of other intellectual property rights of third parties. The holders of patents and other intellectual property rights potentially relevant to our product offerings may be unknown to us or may otherwise make it difficult for us to acquire a license on commercially acceptable terms.

Best Cable has registered the trademark for “BEST” . There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by others which could damage our ability to rely on such technologies. In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid the risks of intellectual property rights infringement created by suppliers of components used in our products or by companies with which we work in cooperative research and development activities.

Our current or potential competitors, many of which have substantial resources and have made substantial investments in competing technologies, may have obtained or may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products in China or other countries. The defense of intellectual property claims, including patent infringement suits, and related legal and administrative proceedings can be both costly and time consuming, and may significantly divert the efforts and resources of our technical and management personnel. Furthermore, an adverse determination in any such litigation or proceeding to which we may become a party could cause us to:

  pay damage awards;
  seek licenses from third parties;
  pay additional ongoing royalties, which could decrease our profit margins;
  redesign our products; or
  be restricted by injunctions.

These factors could effectively prevent us from pursuing some or all of our business and result in our customers or potential customers deferring, canceling or limiting their purchase or use of our products, which could have a material adverse effect on our financial condition and results of operations.

If our customers that use our products successfully assert product liability claims against us due to defects in our products, our operating results may suffer and our reputation may be harmed.

Our products are primarily for commercial and residential use. Significant property damage or personal injuries can result from such uses. If our products are not properly designed, built or installed or if people are injured because of our products, we could be subject to claims for damages based on theories of product liability and other legal theories. The costs and resources to defend such claims could be substantial and, if such claims are successful, we could be responsible for paying some or all of the damages. Negative publicity from such claims may also damage our reputation, regardless of whether such claims are successful. Any of these consequences resulting from defects in our products would hurt our operating results and stockholder value.

Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Mr. Jianliang Shi, our Chairman, Chief Executive Officer and President is the beneficial owner of approximately 88.1% of our common stock after he exercised his rights under the Option Agreement. As a result, he has significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

Problems with product quality or product performance could result in a decrease in customers and revenue, unexpected expenses and loss of market share.

Our operating results depend, in part, on our ability to deliver quality products on a timely and cost-effective basis. As our products become more advanced, it may become more difficult to maintain our quality standards. If we experience deterioration in the performance or quality of any of our products, it could result in delays in shipments, cancellations of orders or customer returns and complaints, loss of goodwill and harm to our brand and reputation. Furthermore, our products are used together with components and in motor vehicles that have been developed and maintained by third parties, and when a problem occurs, it may be difficult to identify the source of the problem. In addition, some automobile parts and components may not be fully compatible with our products and may not meet our or our customers’ quality, safety, security or other standards. The use by customers of our products with incompatible or otherwise substandard components is largely outside of our control and could result in malfunctions or defects in our products and result in harm to our brand. These problems may lead to a decrease in customers and revenue, harm to our brand, unexpected expenses, loss of market share, the incurrence of significant warranty and repair costs, diversion of the attention of our engineering personnel from our product development efforts, customer relation problems or loss of customers, any one of which could materially adversely affect our business.

We have limited insurance coverage and do not carry any business interruption insurance, third-party liability insurance for our manufacturing facilities or insurance that covers the risk of loss of our products in shipment.

Operation of our facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Furthermore, if any of our products are faulty, then we may become subject to product liability claims or we may have to engage in a product recall. We do not carry any business interruption insurance, product recall or third-party liability insurance for our manufacturing facilities or with respect to our products to cover claims pertaining to personal injury or property or environmental damage arising from defaults with our products, product recalls, accidents on our property or damage relating to our operations. Our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our major customers.

Sales to our two largest customers, Belkin Electrical (Changzhou) Company Limited and Changzhou Xiu Yun Refrigeration Equipment Company Limited, accounted in aggregate of approximately 45 % and 37% of our revenue for 2010 and 2009, respectively.

Our ability to retain these major customers is therefore important to our continued success. There is however no assurance that these customers will continue to purchase our products at the current levels in the future. There is also no assurance that we will be able to decrease our dependence on these major customers over time. If these major customers cease or reduce significantly their purchase of our products and we are unable to obtain substitute orders of comparable size from other existing or new customers, there will be a material adverse impact on our financial performance and position.

We depend heavily on key personnel, and the loss of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including our Chairman and Chief Executive Officer, Jianliang Shi and Chief Financial Officer, Jianfeng Xu. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position or if we are not able to attract and retain skilled employees as needed, our business could suffer. Turnover in our senior management could significantly deplete institutional knowledge held by our existing senior management team and impair our operations.

In addition, if any of these key personnel joins a competitor or forms a competing company, we may lose some of our customers. We have not entered into confidentiality and non-competition agreements with all of these key personnel. Even with respect to those key personnel with whom we have entered into confidentiality or non-competition agreements, it is not clear, in light of uncertainties associated with the PRC legal system, what the court decisions will be and the extent to which these court decisions could be enforced in China, where all of these key personnel reside and hold some of their assets.

Inability to maintain our competitiveness would adversely affect our financial performance.

We operate in a competitive environment and face competition from existing competitors and new market entrants. Some of these existing competitors are able to manufacture products which are similar to ours and we compete with each other on key attributes which include scale and capacity of our production facilities, pricing, brand name, timely delivery and customer service.

Competition in the products we manufacture could increase, or our competitors may be able to price their products more attractively, or may develop or acquire technology that is comparable to our intellectual property.

There is no assurance that we will be able to compete successfully in the future. Any failure by us to remain competitive would adversely affect our financial performance.

We may be unable to effectively manage our expansion.

We have identified several growth plans. These expansion plans may strain our financial resources. They may also overstretch our management personnel and require us to restructure our management structure.

If we are unable to successfully manage our expansion, we may encounter operational and financial difficulties which would in turn adversely affect our business and financial results.

We may require additional funding for our growth plans, and such funding may result in a dilution of your investment.

We attempted to estimate our funding requirements in order to implement our growth plans.

If the costs of implementing such plans should exceed these estimates significantly or if we come across opportunities to grow through expansion plans which cannot be predicted at this time, and our funds generated from our operations prove insufficient for such purposes, we may need to raise additional funds to meet these funding requirements.

These additional funds may be raised by issuing equity or debt securities or by borrowing from banks or other resources. We cannot ensure that we will be able to obtain any additional financing on terms that are acceptable to us, or at all. If we fail to obtain additional financing on terms that are acceptable to us, we will not be able to implement such plans fully. Such financing even if obtained, may be accompanied by conditions that limit our ability to pay dividends or require us to seek lenders’ consent for payment of dividends, or restrict our freedom to operate our business by requiring lender’s consent for certain corporate actions.

Further, if we raise additional funds by way of a rights offering or through the issuance of new shares, any shareholders who are unable or unwilling to participate in such an additional round of fund raising may suffer dilution in their investment.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies are not required to include an attestation report of their auditors in annual reports.

We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in this annual report. However, we may become an accelerated filer and, accordingly, may required to include an attestation report of our auditors in our annual report on Form 10-K for the fiscal year ending December 31, 2011. We have taken several measures to improve our internal control over financial reporting after the reverse acquisition, such as hiring additional staff with knowledge of U.S. GAAP and reporting experience with the SEC. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our contractual control over our VIEs. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our controlled VIEs and other holdings and investments. In addition, our controlled VIEs, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our controlled VIEs in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our controlled VIEs in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

RISKS RELATING TO OUR COMMERCIAL RELATIONSHIP WITH BEST CABLE AND BEST APPLIANCES

Our contractual arrangements with Best Cable and Best Appliances and their shareholders may not be as effective in providing control over them as direct ownership.

We rely on contractual arrangements with several affiliated PRC entities and their shareholders to operate our businesses. For a description of these contractual arrangements, see “Corporate structure”. In the opinion of our PRC legal counsel, Grandall Legal Group, these contractual arrangements are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect. These contractual arrangements may not be as effective in providing us with control over these entities as direct ownership. If we had direct ownership of these entities, we would be able to exercise our rights as a shareholder to effect changes in the boards of directors of these entities, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, if any of these entities or any of their subsidiaries or their shareholders fails to perform its or his respective obligations under these contractual arrangements, we may not be able to enforce the relevant agreements if the agreements are ruled in violation of the PRC laws as mentioned above, even if the contracts are otherwise legal and valid. We may have to incur substantial costs and resources to enforce them, and seek legal remedies under PRC law, including specific performance or injunctive relief, and claiming damages, which may not be effective. Accordingly, it may be difficult for us to change our corporate structure or to bring claims against any of these entities if they do not perform their obligations under their contracts with us.

All of our revenues are generated through our VIE, and we rely on payments made by our VIE to Best Green Changzhou, our subsidiary, pursuant to contractual arrangements to transfer any such revenues to Best Green Changzhou. Any restriction on such payments and any increase in the amount of PRC taxes applicable to such payments may materially and adversely affect our business and our ability to pay dividends to our shareholders.

We conduct substantially all of our operations through Best Cable and Best Appliances, our VIE, which generates all of our revenues. As Best Cable and Best Appliances are not owned by our subsidiary, it is not able to make dividend payments to our subsidiary. Instead, Best Green Changzhou, our subsidiary in China, entered into a number of contracts with Best Cable and Bes Appliances, including Business Operation Agreement, Equity Interest Pledge Agreement, Exclusive Technical and Consulting Service Agreement and Proxy Agreement, pursuant to which Best Cable and Best Appliances pay Best Green Changzhou for certain services that Best Green Changzhou provides to Best Cable and Best Appliances. However, depending on the nature of services provided, certain of these payments are subject to PRC taxes at different rates, including business taxes and VATs, which effectively reduce the amount that Best Green Changzhou receives from Best Cable and Best Appliances. We cannot assure you that the PRC government will not impose restrictions on such payments or change the tax rates applicable to such payments. Any such restrictions on such payment or increases in the applicable tax rates may materially and adversely affect our ability to receive payments from Best Cable and Best Appliances or the amount of such payments, and may in turn materially and adversely affect our business, our net income and our ability to pay dividends to our shareholders.

Jianliang Shi’s association with Best Cable and Best Appliances could pose a conflict of interest which may result in Best Cable and Best Appliances decisions that are adverse to our business.

Jianliang Shi and Xueqin Wang, who hold a controlling interest in Best Green Investment are also controlling shareholders of our VIEs. Conflicts of interests between their dual roles as owners of both Best Cable and Best Appliances and our company may arise. We cannot assure you that when conflicts of interest arise, any or all of these individuals will act in the best interests of our company or that any conflict of interest will be resolved in our favor. In addition, these individuals may breach or cause Best Cable and Best Appliances to breach or refuse to renew the existing contractual arrangements, which will have a material adverse effect on our ability to effectively control Best Cable and Best Appliances and receive economic benefits from it. If we cannot resolve any conflicts of interest or disputes between us and the beneficial owners of Best Cable and Best Appliances, we would have to rely on legal proceedings, the outcome of which is uncertain and which could be disruptive to our business.

If Best Cable and Best Appliances or the Shareholders violate our contractual arrangements with it, our business could be disrupted and we may have to resort to litigation to enforce our rights which may be time consuming and expensive.

Our operations are currently dependent upon our commercial relationship with Best Cable and Best Appliances. If Best Cable and Best Appliances or their shareholders are unwilling or unable to perform their obligations under our commercial arrangements with them, including payment of revenues under the Exclusive Technical and Consulting Service Agreement, we will not be able to conduct our operations in the manner currently planned. In addition, Best Cable and Best Appliances may seek to renew these agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control Best Cable and Best Appliances, we may not succeed in enforcing our rights under them. If we are unable to renew these agreements on favorable terms, or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

If the PRC government determines that the agreements establishing the structure for operating our China business do not comply with applicable PRC laws, rules and regulations, we could be subject to severe penalties including being prohibited from continuing our operations in the PRC.

On August 9, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006 (the “2006 M&A Rules”). This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. We believe that this approval process was not required in our case because we have not acquired either the equity or assets of a company located in the PRC, and that the VIE agreements do not constitute such an acquisition. If the PRC government were to take a contrary view, we might be subject to fines or other enforcement action, and might be forced to amend or terminate our contractual arrangements with Best Cable and Best Appliances, which could have an adverse effect on our business.

The 2006 M&A Rules also contain provisions requiring offshore special purpose vehicles, or SPVs, formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. We believe that CSRC’s approval was not required for our offering of securities since we are not an SPV as defined in the Rules, nor have we acquired a PRC domestic company. However, there remains some uncertainty as to how this regulation will be interpreted or implemented. If the CSRC or another PRC regulatory agency subsequently determines that its approval was required, we may face sanctions by the CSRC or another PRC regulatory agency or other actions which could have an adverse effect on our business.

Uncertainties in the PRC legal system may impede our ability to enforce the commercial agreements that we have entered into with Best Cable and Best Appliances or any arbitral award thereunder and any inability to enforce these agreements could materially and adversely affect our business and operation.

While disputes under the Exclusive Technical and Consulting Service Agreement with Best Cable and Best Appliances are subject to binding arbitration before the China International Economic and Trade Arbitration Commission, or CIETAC, in accordance with CIETAC Arbitration Rules, the agreements are governed by PRC law and an arbitration award may be challenged in accordance with PRC law. For example, a claim that the enforcement of an award in our favor will be detrimental to the public interest, or that an issue does not fall within the scope of the arbitration would require us to engage in administrative and judicial proceedings to defend an award. China’s legal system is a civil law system based on written statutes and unlike common law systems, it is a system in which decided legal cases have little value as precedent. As a result, China’s administrative and judicial authorities have significant discretion in interpreting and implementing statutory and contractual terms, and it may be more difficult to evaluate the outcome of administrative and judicial proceedings and the level of legal protection available than in more developed legal systems. These uncertainties may impede our ability to enforce the terms of the Exclusive Technical and Consulting Service Agreement and the other contracts that we may enter into with Best Cable and Best Appliances. Any inability to enforce the Exclusive Technical and Consulting Service Agreement or an award thereunder could materially and adversely affect our business and operation.

Our arrangements with Best Cable and Best Appliances and the Shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses.

We could face material and adverse tax consequences if the PRC tax authorities determine that our contracts with Best Cable and Best Appliances and the Shareholders were not entered into based on arm’s length negotiations. Although our contractual arrangements are similar to other companies conducting similar operations in China, if the PRC tax authorities determine that these contracts were not entered into on an arm’s length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

RISKS RELATED TO DOING BUSINESS IN CHINA

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could hurt our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

  Level of government involvement in the economy;
  Control of foreign exchange;
  Methods of allocating resources;
  Balance of payments position;
  International trade restrictions; and
  International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the legal protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against our Chinese operations and our controlled VIEs.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC controlled VIEs, limit our PRC controlled VIEs’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the Registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and Notice 106. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 9, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) ½ directors with voting rights or senior management often resident in China. Such resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

However, as our case substantially meets the foregoing criteria, there is a likelihood that we are deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

The value of our securities will be affected by the currency exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. For example, if we need to convert U.S. dollars into RMB for our operational needs and the RMB appreciates against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change-in-control.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 50 million shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights and redemption rights provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Item 2. Properties

Land Use Rights

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. Land use rights typically have a specific term that may be renewed at the expiration of the initial term and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We were granted land use rights from the People’s Government of Wujin District in Changzhou City approximately 16,000 square meters of land located at Qinxiang Village of Lijia Town, China. The term of the land use rights for such land will expire on April 30, 2055. These periods may be renewed at the expiration of the initial and any subsequent terms.

We were granted land use rights from the People’s Government of Wujin District of Changzhou City for approximately 34,000 square meters of land. The term of the land use rights of such land will expire on December 30, 2056. These periods may be renewed at the expiration of the initial and any subsequent terms.

The buildings described below sit on these land use rights.

Buildings

Our principal corporate and administrative offices, as well as significant manufacturing activities, are located in buildings we own in Jiangsu Wujin Lijia Industrial Park, Lijia Town, Wujin District, Changzhou City, in Jiangsu Province, in the People’s Republic of China.

Best Cables currently owns four buildings with an aggregate of 3,400 square meters of space.

Best Appliances currently owns 13 buildings with an aggregate of 43,385 square meters of space. Five of these buildings comprise an aggregate of 31,953 square meters of space.

We believe that all our properties have been adequately maintained, are generally in good condition and are suitable and adequate for our business.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board trades under the symbol “CGRE.OB,” however there has been limited trading of our common stock, and no historical information is available for the prices of our common stock from 2010..

Approximate Number of Holders of Our Common Stock

As of March 28, 2011, there were approximately 277 stockholders of record of our common stock, as reported by our transfer agent. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividends

We have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future. Our board of directors has complete discretion over whether to pay dividends, subject to the approval of our shareholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We manufacture and distribute clean technology-based consumer products. We also manufacture and distribute network and HDMI cable. Our products consist of light electric vehicles, or LEVs, and cryogen-free refrigerators. We manufacture several different varieties of LEVs and cryogen-free refrigerators. We sell some of our products under our own brand name of “BEST” and the balance of our products as an original equipment manufacturer, or OEM, for other companies, who are our customers.

As of December 31, 2010, we had 526 employees. Our corporate headquarters and manufacturing base are located in Changzhou, China, where we own an aggregate of approximately 46,800 square meters of manufacturing facilities and office space. We own the right to use a total of 49,900 square meters of land in China. We believe that our existing and planned facilities are adequate for our requirements for the foreseeable future. Our annual manufacturing capacity for our LEVs, Cryogen-free refrigerators and sets of network and HDMI cables (combined) is 20,000 units, 115,000 units and 25 million sets, respectively.

We generate revenues through the sale of our products both directly to end users and through OEM arrangements with companies that sell our products under their own private label to the end users.

Principal Factors Affecting our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Growth of China’s LEV and Small Appliances Markets. The Chinese market for LEVs is very large and has been growing rapidly. According to the China Electronic Components Association, 21.5 million LEVs were sold in China in 2008, representing growth of 26.5% over 2007. And in 2009, 24.5 million LEVs were sold in China. On the other hand, CAGR of small home appliance sales in China was 15% during 2003 to 2008. We believe the rapid growth of the markets will increase the demand for our products.

  Heightened Environmental Awareness. According to a joint report by the World Bank and Chinese Environmental Protection Administration, the economic burden of premature mortality and morbidity associated with air pollution was $23 billion in 2003, or 1.16% of GDP. As people become more aware of the significance of environmental protection, many consumers will choose products with clean technology such as cryogen-free refrigerators or LEVs which will help reduce carbon dioxide emissions.

  Government Policies Promoting the Use of Clean Technology. China has increased its investment in clean technology in recent years. It plans to produce half a million electric vehicles in 2011 and China's economic stimulus package invested $221 billion in technology for reducing greenhouse-gas emissions. We believe that the government policies will have a positive impact on the sales of our products.

Recent Developments

On January 25, 2011, Best Appliances acquired the NICONIA LEV brand and retail sales network which will allow the Company to place its light electrical vehicles (”LEV”) line within privately owned stores. The NICONIA brand was purchased from Changzhou Benshen Bicycle Co., Ltd. (“Benshen”) and will compliment the Company’s line of LEV’s. The total purchase price for the NICONIA brand and retail sales network was approximately $3.0 million pursuant to a Purchase Agreement, dated January 25, 2011, among Best Appliances and Benshen. The Company expects to recognize the acquisition as one or more intangible assets once it has completed its initial assessment for the acquisition. At January 25, 2011, $1.5 million of cash was paid upon signing the Purchase Agreement and the remaining cash payable of $1.5 million is due on January 25, 2012.

Taxation

United States

We are subject to United States tax at a federal tax rate of 34%. No provision for income taxes in the United States has been made as we had no United States taxable income for 2010 and 2009.

BVI

Best Green BVI was incorporated in the British Virgin Islands under the current BVI laws and is not subject to any tax.

China

Best Cable and Best Appliances are subject to China Enterprise Income Tax (“EIT”) at a tax rate of 25% for fiscal years 2010 and 2009.

China passed a new Enterprise Income Tax Law, or the new EIT Law, and it’s implementing rules, both of which became effective on January 1, 2008. The new EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement.

We incurred income tax expense of approximately $1,431,000 for the year ended December 31, 2010, an increase of 165.3% from the income tax expense we incurred in the same period of 2009, which was approximately $539,000. This increase in income tax expense was due to the growth of our operating profit over such periods.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Results of Operations

Sales revenue

To date, most of our revenues have been generated through sales in the PRC and Hong Kong region. Domestic sales which include the PRC and Hong Kong region represented approximately 71.9% and 62.2% of our total sales revenue for the fiscal years ended December 31, 2010 and 2009, respectively.

The following table sets forth our revenues by geographic regions:

	Year ended December 31,
(In thousands, except %)	2010	%	2009	%
Domestic sales
PRC	$18,058	63.2	$6,097	50.4
Hong Kong	2,500	8.7	1,427	11.8
Total domestic sales	20,558	71.9	7,524	62.2
Overseas sales
United States of America	1,692	5.9	870	7.2
Taiwan	1,153	4.0	250	2.0
United Kingdom	1,049	3.7	878	7.3
Demark	864	3.0	-	-
Germany	686	2.4	431	3.6
Australia	586	2.1	366	3.0
France	323	1.13	580	4.8
Other region	1,678	5.9	1,194	9.9
Total overseas sales	7,167	28.1	4,569	37.8
Total	$28,589	100.0	$12,093	100.0

Our sales revenue increased by 136.4% from $12.1 million in the fiscal year ended December 31, 2009 to $28.6 million in the fiscal year ended December 31, 2010. The increase was primarily due to an increase in sales of cable products and refrigerators. Revenue of cable products increased by 148.1% from $7.4 million in the fiscal year ended December 31, 2009 to $18.4 million in the fiscal year ended December 31, 2010, which was driven by an increased demand for cable products by our existing customers. Revenue of refrigerators increased by 106.3% from $4.6 million in fiscal year ended December 31, 2009 to $9.5 million in fiscal year ended December 31, 2010. The increase was mainly attributable to sales volume increase of our refrigerators, which was driven by an increased demand for our refrigerators by existing customers as well as expansion of our customer base. This increase was also contributed by sales volume increase in fans, a sub-group productions of refrigerators, whose sales increased by 10% in the fiscal year ended December 31, 2010. We were able to increase our production volume to satisfy market demand with our existing manufacturing capacity.

The following table sets forth our sales revenue by product categories:

	Year ended December 31,
(In thousands)	2010	2009
Refrigerators	$9,478	$4,594
LEV	707	$80
Cable products	18,404	$7,419
Sales revenue	$28,589	$12,093

Cost of sales

Our cost of sales is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of sales increased by 138.5% from $8.6 million in the fiscal year ended December 31, 2009 to $20.4 million in the fiscal year ended December 31, 2010. The increase in our cost of sales was primarily due to the increase in the volume of cable products and refrigerators sold in the fiscal year ended December 31, 2010 and increase of raw materials price during the same period.

Our cost of sales as a percentage of sales revenue increased to 71.4% in the fiscal year ended December 31, 2010 from 70.7% in the fiscal year ended December 31, 2009. This increase was primarily attributable to an increase in raw materials prices in the fiscal year ended December 31, 2010.

Gross profit

As a result of the foregoing, our gross profit increased by 131.3% from $3.5 million in the fiscal year ended December 31, 2009 to $8.2 million in fiscal year ended December 31, 2010, and our gross profit margin decreased from 29.3% in the fiscal year ended December 31, 2009 to 28.6% in the fiscal year ended December 31, 2010.

Selling expenses

Selling expenses include the cost of advertising and promotional materials, travel expenses and other related costs. Our selling expenses increased by 113.5% from $0.3 million in the fiscal year ended December 31, 2009 to $0.6 million in the fiscal year ended December 31, 2010. The increase was primarily attributable to increased freight charge because of sales increases and increased spending on advertising. We anticipate that our selling expenses will increase as we intend to enhance our sales and marketing efforts to support our business expansion and capture additional market opportunities.

General and administrative expenses

General and administrative expenses consist of the costs associated with staff who manage our business activities, product inspection fees, entertainment expenses and professional fees paid to third parties. Our general and administrative expenses increased by 125.3% from $0.90 million in the fiscal year ended December 31, 2009 to $2.0 million in the fiscal year ended December 31, 2010. Of this increase, approximately $401,000 was related to increases in legal, audit and other consulting fees in connection with the reverse acquisition. This increase was also attributable to increases in administrative staff salary from approximately $108,000 to approximately $392,000 as a result of increased administrative staff numbers and average salaries. The Company also incurred approximately $160,000 in currency losses due to the change in the RMB to US exchange rates.

Interest income

Interest income consists of interest from cash deposits and from loans to a related party, Jiangsu Dachao, and other unrelated third parties. Interest income increased 427.8% from approximately $66,000 during the fiscal year ended December 31, 2009 to $346,000 during the fiscal year ended December 31, 2010. The increase is primarily due to interest generated from increased loan balances to the related party and other third parties.

Finance costs

Finance costs consist of interest payable in connection with loans from banks. Finance costs increased 42.4% from approximately $332,000 during the fiscal year ended December 31, 2009 to approximately $472,000 during the fiscal year ended December 31, 2010 due to increased borrowing during the year. Interest expense for the year end December 31, 2009 was in connection with our bank borrowings and bills discounting interests while during the year ended December 31, 2010, we only incurred bank borrowings interest .

Income before income tax

As a result of the foregoing, income before income tax increased by 158.0% from $2.2 million in the fiscal year ended December 31, 2009 to $5.6 million in the fiscal year ended December 31, 2010.

Income tax

We incurred income tax expense of $1,431,000 for the fiscal year ended December 31, 2010, an increase of 165.1% from the income tax expense we incurred in the same period of 2009, which was $539,000. This increase in income tax expense was due to the growth of our operating profit over the years.

Net income

As a result of the cumulative effect of the above factors, net income increased by 155.5% from $1.6 million in the fiscal year ended December 31, 2009 to $4.1 million in the fiscal year ended December 31, 2010. Our net margin increased from 13.4% in the fiscal year ended December 31, 2009 to 14.5% in the fiscal year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $1.1 million and restricted cash of $3.4 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Fiscal Year Ended December 31,
	2010	2009
Net cash provided by operating activities	$3,305	$2,332
Net cash used in investing activities	(6,116)	(5,783)
Net cash provided by financing activities	3,100	3,552
Net cash flows	289	103

Operating Activities

Net cash provided by operating activities for the fiscal year ended December 31, 2010 was $3.3 million, compared with $2.3 million net cash provided by operating activities for the fiscal year ended December 31, 2009. The increase was primarily attributable to (i) our net income of $4.1 million, (ii) increase in trade accounts payable of $5.2 million, and (iii) increase in other payables (including income tax payable) of $3.3 million, partially offset by an increase in trade accounts receivable of $8.7 million.

Investing Activities

Net cash used in investing activities for the fiscal year ended December 31, 2010 was $6.1, compared with $5.8 million net cash used in investing activities for the fiscal year 2009. The increase was attributable to the following factors: (i) our purchase of property, plant and equipment of $2.9 million, (ii) increases in a loan to a related party, Jiangsu Dachao, for $3.1 million, and (iii) increase in loans to third parties totaling $0.5 million. This was offset by the change in restricted cash of $2.1 million.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2010 was $3.1 million, compared with $3.6 million for the fiscal year ended December 31, 2009. The decrease was primarily attributable to the proceeds from bank loans of $3.1 million in 2010 and the reduction in the utilization of bills payable.

We believe that we maintain good relationships with the various banks we deal with and our current available working capital, and bank loans referenced above, should be adequate to sustain our operations at our current level through at least the next twelve months.

As of the date of the Report, we are party to several loan and bill acceptance agreements as follows:

Loan Agreements:

  Loan Agreement between Best Cable and Wujin Rural Commercial Bank, pursuant to which Wujin Rural Commercial Bank provided a loan with a total amount of RMB1,450,000 (approximately $220,000) at December 31, 2010. The loan agreement is for a term from July 12, 2010 to July 25, 2011. The monthly interest rate is 0.0523%. The loan outstanding at December 31, 2010 totaled approximately $220,000.

  Loan Agreement between Best Cable and Wujin Agriculture Bank pursuant to which Wujin Agriculture Bank provided loans with a total amount available to borrow of RMB10,000,000 (approximately $1,517,000) at December 31, 2010. The Company borrowed RMB3,000,000 (approximately $455,000) at December 31, 2010 and RMB5,000,000 (approximately $758,000) at December 31, 2010 respectively to Best Cable, for a term from September 10, 2010 to February 27, 2011 and December 22, 2010 to June 21, 2011, respectively. The monthly interest rate is 0.425% and 0.446%, respectively. The loans outstanding at December 31, 2010 totaled approximately $1,213,000.

  Loan Agreement between Best Cable and Wujin ICBC pursuant to which Wujin ICBC provided loans with a total amount available to borrow of RMB26,000,000 (approximately $3,939,000) at December 31, 2010. The agreement is for a term from November 16, 2009 to October 31, 2011. Wujin ICBC has disbursed RMB24,800,000 (approximately $3,757,000) at December 31, 2010 to Best Cable, with terms starting from March 10, 2010 and ending at March 18, 2011. The monthly interest rate ranges from 0.443% to 0.487%. The loan outstanding at December 31, 2010 totaled approximately $3,757,000.

  Loan Agreement between Best Appliances and Wujin Rural Commercial Bank for a loan with a total amount available to borrow of RMB21,000,000 (approximately $3,182,000 at December 31, 2010). Wujin Rural Commercial Bank has disbursed an aggregate of RMB19,670,000 (approximately $2,980,000) at December 31, 2010 to Best Appliances. The monthly interest rate is 0.523%. The term of loan is from December 10, 2008 to September 25, 2011. The loan outstanding at December 31, 2010 totaled approximately $2,980,000.

  Loan Agreement between Best Appliance and Wujin Rural Commercial Bank, pursuant to which Wujin Rural Commercial Bank provided a loan with a total amount available to borrow of RMB7,000,000 (approximately $1,061,000 at December 31, 2010). The agreement is for a term from May 27, 2010 to May 26, 2013. The monthly interest rate is 0.0523%. Wujin Rural Commercial Bank has disbursed RMB5,000,000 (approximately $758,000) at December 31, 2010 to Best Appliance for a term from June 7, 2010 to May 25, 2011. The loan outstanding at December 31, 2010 totaled approximately $758,000.

  Certain bank loans are secured by our buildings and land rights. Other unsecured bank loans were guaranteed by Mr. Shi, his wife Ms. Wang, and one non-related party. Four loans totaling approximately $3.3 million were renewed in 2011 under similar terms for an additional year.

Bill Acceptance Agreements:

  Commercial Bill Acceptance Agreement, between Best Cable and Wujin Agricultural Bank, pursuant to which Wujin ABC provided four commercial bills with a total amount available to borrow of RMB12,000,000 (approximately $1,818,000) at December 31, 2010. The agreement is for a term from June 1, 2009 to June 30, 2011, guaranteed by our CEO Mr. Shi, his wife, Ms. Wang, and KK Lighting, an unrelated party however, the bills payable at December 31, 2010 become due at various times through April 2011. As the Company incurs future expenses, it will borrow additional funds under these arrangements. The bills outstanding at December 31, 2010 totaled $1,667,000.

  Bank Acceptance Agreement, between Best Cable and Wujin Subbranch of China Construction Bank (“Wujin CCB”) pursuant to which Wujin CCB provided a bill with a total amount available to borrow of RMB6,000,000 (approximately $909,000) at December 31, 2010. The agreement is for a term from September 15, 2010 to March 15, 2011. Bank Acceptance Agreement, between Best Cable and Wujin Subbranch of China Construction Bank (“Wujin CCB”) pursuant to which Wujin CCB provided a bill with a total amount of RMB4,000,000 (approximately $606,000) at December 31, 2010. The agreement is for a term from August 16, 2010 to February 16, 2011. The bills outstanding at December 31, 2010 totaled $1,515,000. As of March 29, 2011, the Company has repaid these bills and entered new agreements for additional borrowings under similar terms.

  Bank Acceptance Agreement, between Best Cable and Wujin Rural Commercial Bank pursuant to which Wujin Rural Commercial Bank provided a bill with a total amount available to borrow of RMB24,000,000 (approximately $3,636,000) at December 31, 2010. The agreement is for a term from April 21, 2010 to April 20, 2012, however, the bills payable at December 31, 2010 become due at various times through May 2011. As the Company incurs future expenses, it will borrow additional funds under these arrangements. The bills outstanding at December 31, 2010 totaled $3,636,000.

Critical Accounting Policies

Trade and other accounts receivables

Trade and other accounts receivables are recorded at the sales value, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing trade and other accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Changes in allowance for doubtful accounts are included in the general and administrative expenses.

Outstanding accounts balances are reviewed individually for collectability. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has not charged off any balances as they have yet to exhaust all means of collection.

Loans and Investments in Privately Held Entities

From time-to-time, the Company makes investments in and/or loans to privately-held companies. The Company determines whether the fair values of any investments in privately held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded. On a quarterly basis, the Company reviews outstanding loans receivable to determine if a provision for doubtful loans is necessary. These reviews include discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events.

Inventories

Inventories are stated at the lower of cost and market. The cost of inventories is determined using weighted average cost method, and includes expenditure incurred in acquiring the inventories and bringing them to their existing location and condition. In the case of finished goods and work in progress, cost includes materials, labor and an appropriate share of production overhead based on normal operating capacity.

The Company regularly reviews the cost of inventories against their estimated fair market value and may record a write-down for inventories that have cost in excess of estimated market value.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on the straight-line basis (after taking into account the respective estimated residual values) over the estimated useful lives of property, plant and equipment.

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Construction in progress mainly represents expenditures in respect of the Company’s offices and factories under construction. All direct costs relating to the acquisition or construction of the Company’s offices and factories are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

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

Revenue recognition

The Company recognizes revenues in accordance with ASC 605-10-S99, “Revenue Recognition” when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations. Accordingly, all of the following criteria must be met in order for the Company to recognize revenue:

  Persuasive evidence of an arrangement exists;

  Delivery has occurred or services have been rendered;

  The seller's price to the buyer is fixed or determinable; and

  Collectibility is reasonably assured.

Net sales of products represent the value of goods, net of value added taxes (“VAT”), sales returns, trade discounts and allowances. The Company is subject to VAT which is levied on majority of their products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns, which is based on historical sales returns data, is the Company’s best estimate of the amounts of goods that will be returned from their customers. During the reporting periods, there were no sales returns and the Company did not recognize any provision for sales returns.

Recently issued accounting pronouncements

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

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

In July, 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, a entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods that ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The Company is currently evaluating the impact of the adoption of ASU 2010-20 on its financial statements.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the Chinese economy and the real estate industry, and continually maintain effective cost controls in operations.

Off-Balance Sheet Transactions

Capital commitment

As of December 31, 2010, the Company had capital commitments amounting to $610,242 for the acquisition of property, plant and equipment that were contracted for but not provided in the consolidated financial statements. The amounts will be paid upon the delivery of the equipment ordered or work performed.

Contingencies

The Company acted as guarantor for bank loans granted to certain business associates with amounts outstanding totaling $6,272,100 at December 31, 2010. The maximum amount that can be drawn on these guarantees is $7,938,600 at December 31, 2010 and these guarantees expire at various times through September 2013. None of the Company’s directors or executive officers are involved in the normal operations or are owners in the business of the guaranteed business associates. All the business associates have a healthy record of paying back the loans in a timely manner.

All the above guarantees have no recourse provisions that would enable the Company to recover from third parties any amounts paid under the guarantees and any assets held as collateral that the Company can obtain or liquidate to recover all or a portion of the amounts paid under the guarantees. If the third parties fail to perform under their contractual obligations, the Company will make future payments including the contractual principal amounts, related interest and penalties.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Financial Data

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Change in Accountants

Prior to July 21, 2010, our independent registered public accounting firm was Weinberg & Baer LLC, or Weinberg, while the independent registered public accounting firm of Best Green Energy BVI was PKF, Certified Public Accountants, Hong Kong, China, a member firm of PKF International Limited network of legally independent firms (“PKF HK”). On July 21, 2010, our board of directors approved the appointment of PKF HK and the dismissal of Weinberg, as our independent auditor effective July 21, 2010.

Weinberg’s reports on our financial statements for the fiscal years ended October 31, 2009 and October 31, 2008 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that its report for the fiscal year ended October 31, 2009 contained a going concern qualification as to the ability of us to continue.

During the years ended October 31, 2009 and October 31, 2008 and the subsequent interim period through the date of Weinberg’s dismissal on July 21, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement(s), if not resolved to the satisfaction of Weinberg, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report as described in Item 304 (a)(1)(iv) of Regulation S-K. There have been no reportable events as provided in Item 304(a)(1)(v) of Regulation S-K during the Company's fiscal year ended October 31, 2009 and October 31, 2008, and any later interim period, including the interim period up to and including the date the relationship with Weinberg ceased.

We furnished Weinberg with a copy of this disclosure on August 10, 2010, providing Weinberg with the opportunity to furnish us with a letter addressed to the SEC stating whether it agrees with the statement made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A letter from Weinberg, dated August 10, 2010 is filed as Exhibit 16.1 to the current report on Form 8-K/A filed on August 10, 2010.

On January 7, 2011, the Company engaged PKF, Certified Public Accountants, A Professional Corporation, of San Diego, California, a member firm of PKF International Limited network of legally independent firms (“PKF California”) as its new independent registered public accounting firm, and dismissed PKF, Certified Public Accountants, Hong Kong, China, a member firm of PKF International Limited network of legally independent firms from that role. The change in accountants was approved by the Company’s Audit Committee and did not result from any dissatisfaction with the quality of professional services rendered by PKF HK. Neither the Company, nor anyone on its behalf, consulted PKF California during the Company’s two most recent fiscal years and any subsequent interim period prior to the Company’s engagement of PKF California regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

The Company engaged PKF HK from July 21, 2010 through January 6, 2011 (the “Engagement Period”). During the Engagement Period, PKF HK did not issue any reports on the Company’s financial statements. During the Engagement Period, the Company did not have any disagreements with PKF HK on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to PKF HK’s satisfaction, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report as described in Item 304 (a)(1)(iv) of Regulation S-K. There have been no reportable events as provided in Item 304(a)(1)(v) of Regulation S-K during the Engagement Period up to and including the date the relationship with PKF HK ceased.

We furnished PKF HK with a copy of this disclosure on February 3, 2011, providing PKF HK with the opportunity to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statement made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A letter from PKF HK, dated February 7, 2011 is filed as Exhibit 16 to the current report on Form 8-K/A filed on February 7, 2011.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the Company’s principal executive and financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As discussed more fully in Note 1 to the Company’s Consolidated Financial Statements and elsewhere in this Annual Report on Form 10-K, on June 9, 2010, TradeOn. Inc., a Nevada public company, acquired Best Green BVI, a privately held company, in a business combination that was accounted for as a reverse acquisition. Because the financial statements and information relating to Best Green BVI now constitute the financial statements and information of the “Company” and the operations of TradeOn, Inc. were insignificant prior to and subsequent to the business combination compared to those of the post-combination consolidated entity, meaningful evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010 would need to focus on the internal controls of Best Green BVI and its operating subsidiaries. Prior to the transaction, Best Green BVI and its operating subsidiaries were privately held companies, and therefore their controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal control over financial reporting for Best Green BVI and the implementation of internal control over financial reporting for the post-combination consolidated entities, have required and will continue to require significant time and resources from our management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of the internal control over financial reporting of the Company as of December 31, 2010. Therefore, the Company has excluded management’s report on internal control over financial reporting from this Annual Report on Form 10-K.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls

There was a change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On June 9, 2010, we closed the reverse merger transaction with Best Green BVI, which has been accounted for as a reverse acquisition. The financial statements and information relating to Best Green BVI, a privately held company, now constitute the financial statements and information of the “Company.” Because Best Green BVI was a privately held company prior to the reverse merger transaction, it was not required to design or maintain its controls in accordance with Exchange Act Rule 13a-15 prior to the reverse merger transaction. The operations of TradeOn, Inc., a publicly held company, were insignificant prior to and subsequent to the completion of the reverse merger transaction compared to those of the post-combination consolidated entity. As such, significant time and resources from our management and other personnel have been required and will continue to be required for the design and implementation of public company internal control over financial reporting for the post-combination consolidated Company.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level to ensure the information required to be disclosed in this report is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Haifeng Lu (1)	23	Sole Director, President, Chief Financial Officer and Secretary
Jianliang Shi	46	Chairman and Chief Executive Officer
Zhengxing Shangguan	41	Director and Executive Vice President
Jianfeng Xu	36	Chief Financial Officer
Haoru Tao	35	Director
Ying Wang	43	Director
Jinrong Shen	41	Director

(1)	Former President, Chief Financial Officer and Secretary prior to June 30, 2009 and current director until the 10th day following the mailing by us of the Information Statement to our stockholders.

Jianliang Shi. Mr. Shi became our Chairman and CEO on June 9, 2010, the day that we consummated our reverse acquisition of Best Green BVI. Mr. Shi founded our VIEs in 1990 and became the chairman and chief executive officer of our VIEs at that time. He is currently the honored executive member of Wujin Light Industry Chamber of Commerce. He was also acknowledged as a Top 10 Entrepreneur by local government each year from 2002 to 2009.

Zhengxing Shangguan. Mr. Shangguan became our Director and Executive Vice President on June 9, 2010, the day that we consummated our reverse acquisition of Best Green BVI. He has served as a director and executive vice president of our VIEs since 1996. He has more than 10 years of experience in management positions as production and sales manager, focusing on sales and production.

Jianfeng Xu. Ms. Xu became our CFO on June 9, 2010, the day that we consummated our reverse acquisition of Best Green BVI. She has served as the chief financial officer of our VIEs since 2000. Prior to joining our company, she was account of Wujin Dyeing Machine Company from 1993 to 1999. Ms. Xu received bachelor’s degree in accounting from Changzhou Institute of Technology in 2003.

Haoru Tao. Ms. Tao was appointed on January 6, 2011 to serve on the audit committee, compensation committee and nominating and governance committee of the board, and as chairman of the audit committee. Ms. Haoru Tao has served as a Senior Manager at Shanghai ThinkBridge Certified Public Accountants, a member of HLB International since 2010. Prior to joining ThinkBridge, she was the Asia Pacific Financial Controller for Ascend Performance Materials, a chemical manufacturing company. From 2002 to 2009, Ms. Tao served various senior finance, accounting and internal audit positions in the United States at Levi Strauss & Co., New York Times Co. and Analog Devices Inc. Prior to that, she was a Senior Auditor at Arthur Andersen LLP Shanghai Office from 1999 to 2002. Ms. Tao is a Certified Public Accountant in both USA and China. She is also a Certified Internal Auditor. Ms. Tao holds a Master’s degree in Accounting from Boston College and a Bachelor’s degree in Finance from Fudan University, China.

Ying Wang. Ms. Wang was appointed on January 6, 2011 to serve on the audit committee, compensation committee and nominating and governance committee of the board, and as chairman of the compensation committee. Ms. Ying Wang has served as director of Changzhou Tsinghua New Energy Vehicle Engineering and Technology Research Institute since 2009. From 2006 to 2009, Ms. Wang worked in a postdoctoral program in new energy vehicle research of China National 863 Program at Tsinghua University. Ms. Wang received her Doctor’s degree in engineering from Southwest Jiaotong University in 2006. Ms. Wang holds 25 patents in fuel cell and new energy vehicles.

Jinrong Shen. Mr. Shen was appointed on January 6, 2011 to serve on the audit committee, compensation committee and nominating and governance committee of the board, and as chairman of the nominating and governance committee. Mr. Jinrong Shen has served as technology director of Hohai University, Changzhou School since 2002. From 1994 to 2002, Mr. Shen served as a faculty member of Hohai University. Mr. Shen received his Master’s degree in Engineering from Hohai University, where he majored in electronics and mechanical engineering.

Except as noted above, there are no other agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of no will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

The Board of Directors is currently composed of five members: Jianliang Shi, Zhengxing Shangguan, Haoru Tao, Ying Wang and Jinrong Shen.

We currently have standing audit, corporate governance and nominating, and compensation committees.

Our audit committee is comprised of Haoru Tao, Ying Wang and Jinrong Shen. Haoru Tao serves as the chairman of the audit committee. The audit committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Ms. Tao serves as our audit committee financial expert as that term is defined by the applicable SEC rules.

The corporate governance and nominating committee is comprised of Haoru Tao, Ying Wang and Jinrong Shen with Mr. Shen as the chairman. The committee is primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The committee is also responsible for overseeing the creation and implementation of our corporate governance policies and procedures.

The compensation committee is comprised of Haoru Tao, Ying Wang and Jinrong Shen with Ms. Wang as the chairman. The compensation committee is primarily responsible for reviewing and approving our compensation and benefit policies, including compensation of executive officers.

Independent Directors

Our Board is currently composed of five members, three of which, Haoru Tao, Ying Wang and Jinrong Shen, are “independent” as that term is defined by Rule 4200(a)(15) of the NASDAQ listing standards.

Policy Regarding Board Attendance

Our directors are expected to attend Board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Form 3s for Haoru Tao, Ying Wang and Jinrong Shen were filed late due to administrative oversight.

Code of Ethics

On January 6, 2011, our board of directors adopted a new code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The new code replaces our prior code of ethics that applied only to our principal executive officer, principal financial officer, principal accounting officer or controller and any person who performed similar functions, and addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the Code of Ethics can be found as Exhibit 14.1 in our current report on Form 8-K filed on January 6, 2011.

Item 11. Executive Compensation

Summary Compensation Table— Fiscal Years Ended December 31, 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Total
		($)	($)
Jianliang Shi (1)	2010	$8,000	$8,000
	2009	$8,000	$8,000
Amit Sachs (2)	2010	-	-
	2009	-	-
Moshe Basson (3)	2010	-	-
	2009	-	-
Haifeng Lu (2)	2010	-	-
	2009	-	-

(1) On June 9, 2010, we acquired Best Green BVI in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Jianliang Shi became our Chairman of the Board of Directors and Chief Executive Officer. Prior to the effective date of the reverse acquisition, Mr. Shi served at Best Green BVI’s wholly owned subsidiary Best Green Changzhou as its Chief Executive Officer. The annual, long term and other compensation shown in this table includes the amount Mr. Shi received from Best Green Changzhou prior to the consummation of the reverse acquisition.

(2) Amit Sachs and Haifeng Lu resigned from all offices they held with us and their position as our director upon the closing of the reverse acquisition of Best Green BVI on June 9, 2010.

(3) Moshe Basson resigned from all offices he held with us and his position as our director on May 10, 2010.

Employment Agreements

We do not have any employment agreement with any of our management.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2010.

Payment of Post-Termination Compensation

The Company does not have change-in-control agreements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the directors in 2010:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Jianliang Shi	N/A	N/A	N/A	N/A
Zhengxing Shangguan	N/A	N/A	N/A	N/A
Haoru Tao	N/A	N/A	N/A	N/A
Ying Wang	N/A	N/A	N/A	N/A
Jinrong Shen	N/A	N/A	N/A	N/A

Haoru Tao, Ying Wang and Jinrong Shen were appointed director effective as of January 6, 2011. On the same day, the Company entered into separate independent director contracts and indemnification agreements with each of them. Under the terms of the independent director’s contracts, the Company agreed to pay Mr. Tao an annual fee of $30,000, Ms. Wang and Mr. Shen an annual fee of $10,000 each, as compensation for the services to be provided by them as independent directors. Under the terms of the indemnification agreement, we agreed to indemnify the independent director against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the independent director acted in good faith and in our best interests. It is our practice to reimburse our directors for reasonable travel expenses related to attendance at board of directors and committee meetings.

Mr. Jianliang Shi and Mr. Zhengxing Shangguan are paid in their capacity as executive officers of the Company and they do not receive any additional compensation for their service as directors.

Limitation of Liability and Indemnification of Officers and Directors

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934 may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Jiangsu Best Electrical Appliances Co., Ltd., Jingsu Wujing Lijia Industrial Park, Lijia Town, Wujin District, Changzhou City, Jiangsu Province 213176, People’s Republic of China.

			Amount and
			Nature of
Name and Address of			Beneficial	Percent of
Beneficial Owner	Office, If Any	Title of Class	Ownership(1)	Class(2)
Officers and Directors
Haifeng Lu	Director, Chief Financial Officer and Secretary	Common stock, par value $0.0001	0	*
Jianliang Shi	Chairman and Chief Executive Officer	Common stock, par value $0.0001	20,734,531(3)	88.1%
Jianfeng Xu	Chief Financial Officer	Common stock, par value $0.0001	0	*
Zhengxing Shangguan	Director and Executive Vice President	Common stock, par value $0.0001	0	*
Jinrong Shen	Director	Common stock, par value $0.0001	0	*
Haoru Tao	Director	Common stock, par value $0.0001	0	*
Ying Wang	Director	Common stock, par value $0.0001	0	*
5% Security Holders
Best Green Investments Limited		Common stock, par value $0.0001	20,734,531	88.1%
Xueqin Wang and Jianliang Shi		Common stock, par value $0.0001	20,734,531	88.1%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 23,529,411 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 28, 2011. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Represents 20,734,531 shares that are indirectly held by our CEO Mr. Jianliang Shi and his wife Ms. Xueqin Wang, through Best Green Investments Limited, a BVI company owned and controlled by them. Mr. Jianliang Shi and his wife Xueqin Wang have 51% and 49% equity interest of Best Green Investments, respectively. For details regarding these option agreements, see “Transactions with Related Persons” below.

Changes in Control

On April 24, 2010, Marsel Gilyazov, the sole director of Best Green Investments, entered into an option agreement (the “Option Agreement”) with our Chairman and CEO, Mr. Jianliang Shi and his wife Xueqin Wang. Best Green Investment is the indirect beneficial owner of 20,734,531 shares, or 88.1% of the Company’s issued and outstanding common stock. Pursuant to the Option Agreement, Mr. Shi and Ms. Wang were granted options to purchase 51% and 49% equity interest of Best Green for an aggregate price of $1,000.

On October 20, 2010, Mr. Shi and Ms. Wang exercised their options to purchase the equity interest of Best Green Investments. As a result, Mr. Shi and Ms. Wang own an aggregate of 20,734,531 shares, or 88.1% of the total outstanding shares of the Company’s capital stock and 88.1% total voting power of all of the Company’s outstanding voting securities.

Other than the foregoing, we do not currently have any arrangements which if consummated may result in a change of control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

  On June 9, 2010, we entered into a cancellation agreement, or the Cancellation Agreement, with Mr. Haifeng Lu, whereby Mr. Lu agreed to the cancellation of 4,000,000 shares of our common stock owned by him. At the time he entered into the Cancellation Agreement, Mr. Lu was our sole director and officer.

  On April 24, 2010, Marsel Gilyazov entered into an option agreement with our Chairman and CEO Mr. Jianliang Shi and his wife Xueqin Wang, pursuant to which they were granted options to purchase 51% and 49% equity interest of Best Green Investments. They may exercise these options sixty (60) days after the date on which this current report is filed with the SEC in respect of the Share Exchange, and ending on the fifth annual anniversary of that date.

  Best Cable entered into a Maximum Amount Guarantee Contract with Wujin ABC under which KK Lighting (a third party), our CEO Mr. Jianliang Shi and his wife Xueqin Wang agreed to act as guarantor for loans borrowed by Best Cable from Wujin ABC The maximum guaranteed amount is RMB10,000,000 (approximately $1,517,000 at December 31, 2010) for any loans borrowed by Best Cable from Wujin ABC from June 1, 2009 to June 30, 2011

  Best Cable entered into a Maximum Amount Guarantee Contract with Wujin ICBC, under which KK Lighting (a third party), our CEO Mr. Jianliang Shi agreed to act as guarantor for loans borrowed by Best Cable from Wujin ICBC. The maximum guaranteed amount is RMB26,000,000 (approximately $3,939,000 at December 31, 2010) for any loans borrowed by Best Cable from Jiangnan Rural Commercial Bank from November 16, 2009 to October 31, 2011.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Our Board is currently composed of 5 members, of which Haoru Tao, Ying Wang and Jinrong Shen are “independent” as that term is defined under the NASDAQ listing standards.

All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Our directors have a duty of to act in good faith with a view to our interests. In fulfilling their duty of care to us, our directors must ensure compliance with our Certificate of Incorporation.

Item 14. Principal Accountant Fees and Services.

PKF California was engaged as the Company’s independent PCAOB registered public accounting firm on January 7, 2011, and was engaged to examine the Company’s consolidated financial statements for the fiscal year ended December 31, 2010. As such, no fees were paid to PKF through December 31, 2010. PKF HK was engaged to examine the Company’s consolidated financial statements for the fiscal year ended December 31, 2009 and the three quarters ended September 30, 2010 and 2009.

Audit Fees. PKF HK was paid aggregate fees of approximately $129,000 and $0 for the fiscal years ended December 31, 2009 and December 31, 2010, respectively, for professional services rendered for the audit of our annual financial statements and quarter review of condensed consolidated financial statements.

Tax Fees. There were no tax fees paid for the fiscal year ended December 31, 2010 and 2009.

All Other Fees . PKF HK was paid no other fees for professional services during the fiscal years ended December 31, 2010 and 2009.

Board of Directors Pre-Approval Policies and Procedures

Our Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

PART IV

Item 15. Exhibits, Financial Statement and Schedules
(a)	The following documents are filed as part of this Report:
(1)	Financial Statements are set forth beginning on page F-1 of this Report
	Section 1. Report of Independent Registered Public Accounting Firm	F-2
	Section 2. Consolidated Balance Sheets	F-4
	Section 3. Consolidated Statements of Income and Comprehensive Income	F-5
	Section 4. Consolidated Statements of Changes in Stockholders' Equity	F-6
	Section 5. Consolidated Statements of Cash Flows	F-7
	Section 6. Notes to Consolidated Statements	F-8 - F-28

(2)

Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

(3)	Exhibits

Exhibits (Including Those Incorporated By Reference). Exhibit Index

Exhibit No.	Description
2.1*	Share Exchange Agreement, dated June 9, 2010, among the Company, Best Green BVI and its sole shareholder.
3.1	Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on December 23, 2008].
3.2	Bylaws of the Company [Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on December 23, 2008].
4.1	Cancellation Agreement, dated June 9, 2010, by and between the Company and Haifeng Lu (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 11, 2010).
10.1

Loan (Credit) Contract of Maximum Amount (English Translation), dated December 10, 2008, by and between Jiangsu Best Electrical Appliances Co., Ltd. and Jiangsu Wujin Rural Commercial Bank (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 11, 2010).

10.2

Mortgage Contract of Maximum Amount (English Translation), dated December 10, 2008, by and between Jiangsu Best Electrical Appliances Co., Ltd. and Jiangsu Wujin Rural Commercial Bank (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 11, 2010).

10.3

Loan Contract with Guaranty (English Translation), dated January 20, 2010,by and among Changzhou Wunjin Suochuan Mechanical & Electrical Co., Ltd., Changzhou City Wujin Best Electronic Cables Co., Ltd., Wang Yuxing, and Jiangsu Jiangnan Rural Commercial Bank (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 11, 2010).

10.4

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract (English Translation), dated March 19, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Wang Kai and Jiangsu Wujin Rural Commercial Bank Company limited by Shares (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed on June 11, 2010).

10.5

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract (English Translation), dated April 6, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Wang Kai and Yao Qing and Jiangsu Wujin Rural Commercial Bank Company limited by Shares (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed on June 11, 2010).

10.6

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract (English Translation), dated April 27, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Xia Jianfei and Jiangsu Wujin Rural Commercial Bank Company limited by Shares (incorporated herein by reference to Exhibit 10.6 to Current Report on Form 8-K filed on June 11, 2010).

10.7

Guaranty Contract of Maximum Amount (English Translation), dated May 8, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Jianhua Shi, Jun Shi, Meifang, Shi and Wujin Branch, Agricultural Bank of China (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K filed on June 11, 2010).

10.8

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract (English Translation), dated May 18, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Wang Kai and Yao Qing and Jiangsu Wujin Rural Commercial Bank Company limited by Shares (incorporated herein by reference to Exhibit 10.8 to Current Report on Form 8-K filed on June 11, 2010).

10.9

Guaranty Contract of Maximum Amount (English Translation), dated May 22, 2009, by and between Changzhou City Wujin Best Electronic Cables Co., Ltd. and Jiangsu Wujin Rural Commercial Bank (incorporated herein by reference to Exhibit 10.9 to Current Report on Form 8-K filed on June 11, 2010).

10.10

Guaranty Contract of Maximum Amount (English Translation), dated June 20, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Wujin Branch, Agricultural Bank of China (incorporated herein by reference to Exhibit 10.10 to Current Report on Form 8-K filed on June 11, 2010).

10.11

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract (English Translation), dated July 2, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Wang Kai and Yao Qing and Jiangsu Wujin Rural Commercial Bank Company limited by Shares (incorporated herein by reference to Exhibit 10.11 to Current Report on Form 8-K filed on June 11, 2010).

10.12

Loan (Credit) Contract of Maximum Amount (English Translation), dated August 14, 2009, by and between Changzhou City Wujin Best Electronic Cables Co., Ltd. and Jiangsu Wujin Rural Commercial Bank (incorporated herein by reference to Exhibit 10.12 to Current Report on Form 8-K filed on June 11, 2010).

10.13

Mortgage Contract of Maximum Amount (English Translation), dated August 14, 2009, by and between Changzhou City Wujin Best Electronic Cables Co., Ltd. and Jiangsu Wujin Rural Commercial Bank (incorporated herein by reference to Exhibit 10.13 to Current Report on Form 8-K filed on June 11, 2010).

10.14

Working Capital Loan Contract (English Translation), dated September 8, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Wunjin Branch, Industrial and Commercial Bank of China (incorporated herein by reference to Exhibit 10.14 to Current Report on Form 8-K filed on June 11, 2010).

10.15

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract (English Translation), dated September 18, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Wang Kai and Yao Qing and Jiangsu Wujin Rural Commercial Bank Company limited by Shares (incorporated herein by reference to Exhibit 10.15 to Current Report on Form 8-K filed on June 11, 2010).

10.16

Loan Contract (English Translation), dated October 15, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Wunjin Branch, Agricultural Bank of China (incorporated herein by reference to Exhibit 10.16 to Current Report on Form 8-K filed on June 11, 2010).

10.17

Guaranty Contract (English Translation), dated October 22, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Wang Quanxin and Jiangsu Wujin Rural Commercial Bank Company limited by Shares (incorporated herein by reference to Exhibit 10.17 to Current Report on Form 8-K filed on June 11, 2010).

10.18

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract (English Translation), dated November 13, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Wang Kai, and Yao Qing and Jiangsu Wujin Rural Commercial Bank Company limited by Shares (incorporated herein by reference to Exhibit 10.18 to Current Report on Form 8-K filed on June 11, 2010).

10.19

Working Capital Loan Contract (English Translation), dated November 20, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Wunjin Branch, Industrial and Commercial Bank of China (incorporated herein by reference to Exhibit 10.19 to Current Report on Form 8-K filed on June 11, 2010).

10.20

Guaranty Contract of Maximum Amount (English Translation), dated January 4, 2010, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Wunjin Branch, Industrial and Commercial Bank of China (incorporated herein by reference to Exhibit 10.20 to Current Report on Form 8-K filed on June 11, 2010).

10.21

Working Capital Loan Contract (English Translation), dated January 2, 2010, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Wunjin Branch, Industrial and Commercial Bank of China (incorporated herein by reference to Exhibit 10.21 to Current Report on Form 8-K filed on June 11, 2010).

10.22

Independent Director’s Contract, dated as of January 6, 2011, by and between China Green Energy Industries, Inc. and Jinrong Shen (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 6, 2011).

10.23

Independent Director’s Contract, dated as of January 6, 2011, by and between China Green Energy Industries, Inc. and Haoru Tao (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 6, 2011).

10.24

Independent Director’s Contract, dated as of January 6, 2011, by and between China Green Energy Industries, Inc. and Ying Wang (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 6, 2011).

21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to Current Report on Form 8-K filed on June 11, 2010).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	China Green Energy Industries, Inc. Audit Committee Charter (incorporated herein by reference to Exhibit 99.1 to Current Report on Form 8-K filed on January 6, 2011).
99.2	China Green Energy Industries, Inc. Compensation Committee Charter (incorporated herein by reference to Exhibit 99.2 to Current Report on Form 8-K filed on January 6, 2011).
99.3	China Green Energy Industries, Inc. Governance and Nominating Committee Charter (incorporated herein by reference to Exhibit 99.3 to Current Report on Form 8-K filed on January 6, 2011).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GREEN ENERGY
INDUSTRIES, INC.

March 30, 2011	By :/s/ Jianliang Shi
(Date Signed)	Jianliang Shi, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Jianliang Shi and Jianfeng Xu as attorney-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

/s/ Jianliang Shi	President, Director and Chief Executive Officer (Principal Executive Officer)	March 30, 2011
Jianliang Shi

/s/ Jianfeng Xu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2011
Jianfeng Xu

/s/ Haoru Tao	Director	March 30, 2011
Haoru Tao

/s/ Ying Wang	Director	March 30, 2011
Ying Wang

/s/ Zhengxing Shangguan	Director and Executive Vice President	March 30, 2011
Zhengxing Shangguan

/s/ Jinrong Shen	Director	March 30, 2011
Jinrong Shen

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)

Consolidated financial statements
For years ended
December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
China Green Energy Industries, Inc.
Changzhou City, Jiansgsu Province, PRC

We have audited the accompanying consolidated balance sheet of China Green Energy Industries, Inc. (a Nevada Corporation) as of December 31, 2010 and the related consolidated statements of income and comprehensive income (loss), stockholders' equity, and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Green Energy Industries, Inc. as of December 31, 2010 and the results of its consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
March 30, 2011	PKF
San Diego California	Certified Public Accountants
A Professional Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Jiangsu Best Electrical Appliances Co., Ltd and Changzhou City Wujin Best Electronic Cables Co., Ltd.

We have audited the accompanying combined balance sheet of Jiangsu Best Electrical Appliances Co., Ltd and Changzhou City Wujin Best Electronic Cables Co., Ltd. (collectively, the “Companies”) as of December 31, 2009 and the related combined statements of income and comprehensive income, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Companies as of December 31, 2009, and the combined results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
Certified Public Accountants
Hong Kong, China
June 7, 2010

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	As of December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,080,787	$757,742
Restricted cash - Note 3	3,408,750	3,656,468
Trade accounts receivables, net - Note 4	11,537,053	2,691,560
Other receivables, prepayments and deposits - Note 5	638,553	931,662
Inventories, net - Note 6	2,733,369	1,966,989
Loans to third parties - Note 7	3,333,000	2,734,428
Loans to a related party - Note 8	3,159,388	-
Amounts due from related parties - Note 9	1,461,156	784,690
Deferred tax asset	113,002	70,664

Total current assets	27,465,058	13,594,203
Long-term equity investment - Note 10	165,640	159,909
Property, plant and equipment, net - Note 11	6,875,566	4,222,825
Land use rights - Note 12	1,037,606	1,023,258
Deferred tax asset	123,462	57,143

TOTAL ASSETS	$35,667,332	$19,057,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade accounts payable	$9,152,372	$3,701,489
Bills payable - Note 3	6,817,500	6,552,390
Other payables and accrued charges - Note 13	2,857,780	940,960
Income tax payable	2,241,102	685,076
Short-term bank loans - Note 14	8,926,380	5,575,382
Amount due to a related party - Note 9	-	234,525

Total current liabilities	29,995,134	17,689,822

TOTAL LIABILITIES	29,995,134	17,689,822

COMMITMENTS AND CONTINGENCIES - Note 19

STOCKHOLDERS’ EQUITY
Preferred stock : par value $0.01 per share Authorized 50,000,000 shares; none issued and outstanding	-	-
Common stock : par value $0.0001 per share Authorized 100,000,000 shares; issued and outstanding 23,529,411 and 20,734,531 shares, respectively	2,352	2,073
Additional paid-in capital	1,309,175	1,301,731
Accumulated other comprehensive income	220,954	60,470
Retained earnings	4,139,717	3,242

TOTAL STOCKHOLDERS’ EQUITY	5,672,198	1,367,516

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,667,332	$19,057,338

See the accompanying notes to the consolidated financial statements

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Consolidated Statements of Income and Comprehensive Income
For the years ended December 31, 2010 and 2009

	Year ended December 31,
	2010	2009
Revenues	$28,589,395	$12,092,837
Cost of revenues	(20,398,286)	(8,550,998)
Gross profit	8,191,109	3,541,839
Operating expenses:
General and administrative expenses	(2,031,956)	(902,136)
Selling expenses	(649,198)	(303,965)
	(2,681,154)	(1,206,101)
Income from operations	5,509,955	2,335,738
Interest income	345,745	65,506
Other income - Note 15	183,722	88,980
Finance costs - Note 16	(472,307)	(331,785)
Income before income taxes	5,567,115	2,158,439
Income taxes - Note 17	(1,430,640)	(539,610)
Net income	$4,136,475	$1,618,829
Other comprehensive income (loss)
Foreign currency translation adjustments	160,484	(2,784)
Total comprehensive income	$4,296,959	$1,616,045
Earnings per share
- Basic	$0.19	$0.08
- Diluted	$0.19	$0.08
Weighted average number of shares outstanding
- Basic	22,311,915	20,734,531
- Diluted	22,311,915	20,734,531

See the accompanying notes to consolidated financial statements

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2010 and 2009

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	(Accumulated deficit) retained earnings	Total

Balance at January 1, 2009	20,734,531	$2,073	$1,301,731	$63,254	$(1,615,587)	$(248,529)
Net income	-	-	-	-	1,618,829	1,618,829
Foreign currency translation adjustment	-	-	-	(2,784)	-	(2,784)

Balance at December 31, 2009	20,734,531	2,073	1,301,731	60,470	3,242	1,367,516

Common stock assumed in reverse merger	2,794,384	279	7,444	-	-	7,723
Net income	-	-	-	-	4,136,475	4,136,475
Foreign currency translation adjustment	-	-	-	160,484	-	160,484

Balance at December 31, 2010	23,529,411	$2,352	$1,309,175	$220,954	$4,139,717	$5,672,198

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009

	Years ended December 31,
	2010	2009

Cash flows from operating activities
Net income	$4,136,475	$1,618,829
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	513,700	363,064
Provision for doubtful accounts	178,023	-
Allowance for obsolete inventories	-	95,103
Deferred taxes	(101,397)	(41,414)
Changes in operating assets and liabilities:
Trade accounts receivables	(8,657,559)	(1,372,819)
Other receivables, prepayments and deposits	273,810	(545,104)
Inventories	(677,977)	(680,932)
Amounts due from related parties	(631,655)	1,149,545
Trade accounts payables	5,181,332	1,550,987
Other payables and accrued charges	1,834,663	67,080
Income tax payable	1,491,904	562,788
Amount due to a related party	(236,676)	(434,783)

Net cash flows from operating activities	3,304,643	2,332,344

Cash flows from investing activities
Payments to acquire property, plant and equipment	(2,928,975)	(1,324,915)
Loans to third parties	(487,696)	(2,732,957)
Loans to a related party	(3,078,057)	-
Decrease (increase) in restricted cash	369,000	(1,724,924)
Cash received from the RTO	9,796	-

Net cash flows used in investing activities	(6,115,932)	(5,782,796)

Cash flows from financing activities
Net proceeds from short-term bank loans	3,070,080	862,462
Increase in bills payable	29,521	2,689,712

Net cash flows from financing activities	3,099,601	3,552,174

Effect of foreign currency translation on cash and cash equivalents	34,733	1,632

Net increase in cash and cash equivalents	323,045	103,354

Cash and cash equivalents - beginning of year	757,742	654,388

Cash and cash equivalents - end of year	$1,080,787	$757,742

Supplemental disclosures for cash flow information
Interest paid	$472,307	$331,785
Income taxes paid	$68,183	$18,236

See the accompanying notes to consolidated financial statements

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

1.	Corporation information

China Green Energy Industries, Inc. (the “Company”) was incorporated in the State of Nevada on December 7, 2007 under the name of TradeOn, Inc. for the purpose of pursuing a business combination through a Reverse Takeover (“RTO”).

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

As a condition precedent to the consummation of the Share Exchange Agreement, on June 9, 2010, the Company entered into a cancellation agreement, (the “Cancellation Agreement”), with Mr. Haifeng Lu, who was the major stockholder of the Company immediately before the Share Exchange Agreement, whereby Mr. Lu agreed to the cancellation of 4,000,000 shares of the Company’s common stock owned by him of the then 6,794,384 shares outstanding. Mr. Haifeng Lu served as the Company’s sole director and officer from May 10, 2010 until June 9, 2010 when he was replaced by Mr. Jianliang Shi (“Mr. Shi”), a founder of Jiangsu Best Electrical Appliances Co., Ltd. (“Best Appliances”) and Changzhou City Wujin Best Electronic Cables Co., Ltd. (“Best Cables”). Mr. Shi and his spouse, Ms. Xueqin Wang (“Mrs. Shi”), together own the entire interests in Best Appliances and Best Cables respectively.

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

PRC law places certain restrictions on roundtrip investments through the acquisition of a PRC entity by PRC residents. To comply with these restrictions, in conjunction with the RTO, the Company, via Best Green Changzhou, entered into and consummated certain contractual arrangements with Best Appliances, Best Cables, and Mr. and Mrs. Shi pursuant to which the Company provides Best Appliances and Best Cables with technical, business and management consulting services and appoints their senior executives and approves all matters requiring shareholders’ approval. As a result of these contractual arrangements, which obligates Best Green Changzhou to absorb a majority of the risk of loss from the activities of Best Appliances and Best Cables and enables Best Green Changzhou to receive a majority of their expected residual returns, the Company accounts for the two entities as variable interest entities (“VIE”) pursuant to ASC 810 (the “VIE Arrangement”). The VIE Arrangements are set out in note 2. Best Appliances and Best Cables are collectively referred to as the “VIEs” thereafter.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

1.	Corporate information (cont’d)

Before the closing of the share exchange, on April 24, 2010, Mr. and Mrs. Shi entered into an option agreement (the “Option Agreement”) with Mr. Marsel Gilyazov, the sole shareholder and director of Best Green Investments, pursuant to which Mr. and Mrs. Shi were granted options, exercisable 60 days after the date on which a current report on Form 8-K is filed with the Securities and Exchange Commission (the “SEC”) in respect of the Share Exchange Agreement, to acquire 51% and 49% equity interest of Best Green Investments, and ending on the fifth annual anniversary of that date. After Mr. and Mrs. Shi have exercised these options, they will be the Company’s controlling stockholders holding 88.1% equity interest. On October 20, 2010, Mr. and Mrs. Shi exercised their options to purchase the equity interest of Best Green Investments. As a result, Mr. and Mrs. Shi own an aggregate of 88.1% of the total outstanding shares of the Company’s capital stock and 88.1% total voting power of all of the Company’s outstanding voting securities.

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

In connection with the RTO, the Company’s Board of Directors on July 30, 2010 approved a change in the Company’s fiscal year end from October 31 to December 31 to be consistent with the fiscal year end of Best Green BVI. On September 1, 2010, the Company changed its name to China Green Energy Industries, Inc.

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements of the Company, its subsidiaries and the VIEs have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The financial statements of Best Appliances and Best Cables for the year ended December 31, 2009 have been combined and presented in these consolidated financial statements on the basis that the entities are under the common control and management of Mr. and Mrs. Shi.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

2.	Summary of significant accounting policies (cont’d)

Principles of consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and the VIEs. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

2.	Summary of significant accounting policies (cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade accounts receivables and other receivables. As of December 31, 2010 and 2009, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade accounts receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade accounts receivables.

During the reporting periods, customers representing 10% or more of the Company’s revenues are as follows :

	Years ended December 31,
	2010	2009

Customer A	$12,868,677	$2,482,703
Customer B	-	1,999,043

	$12,868,677	$4,481,746

Details of customers representing 10% or more of the Company’s trade accounts receivables as of December 31, 2010 and 2009, respectively, are as follows :-

	As of December 31,
	2010	2009

Customer A	$6,721,013	$1,147,421
Customer B	1,445,171	731,158
Customer C	-	110,523
Customer D	-	188,401

	$8,166,184	$2,177,503

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2010 and 2009, most of the Company’s cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining balances of cash and cash equivalents were denominated in Hong Kong dollars (“HKD”).

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

2.	Summary of significant accounting policies (cont’d)

Trade and other accounts receivables

Trade and other accounts receivables are recorded at the sales value, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing trade and other accounts receivables. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Changes in allowance for doubtful accounts are included in the general and administrative expenses.

Outstanding accounts balances are reviewed individually for collectibility. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has not charged off any balances as they have yet to exhaust all means of collection.

Loans and Investments in Privately Held Entities

From time-to-time, the Company makes investments in and/or loans to privately-held companies. The Company determines whether the fair values of any investments in privately held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded. On a quarterly basis, the Company reviews outstanding loans receivable to determine if a provision for doubtful loans is necessary. These reviews include discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events.

Inventories

Inventories are stated at the lower of cost and market. The cost of inventories is determined using weighted average cost method, and includes expenditure incurred in acquiring the inventories and bringing them to their existing location and condition. In the case of finished goods and work in progress, cost includes materials, labor and an appropriate share of production overhead based on normal operating capacity.

The Company regularly reviews the cost of inventories against their estimated fair market value and may record a write-down for inventories that have cost in excess of estimated market value.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on the straight-line basis (after taking into account the respective estimated residual values) over the estimated useful lives of property, plant and equipment. The principal useful lives and residual value are as follows:

	Estimated useful lives	Residual value
Buildings	20 years	5%
Plant and machinery	10 years	5%
Motor vehicles	5 -10 years	5%
Office equipment	5 -10 years	0% to 5%

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

2.	Summary of significant accounting policies (cont’d)

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Construction in progress mainly represents expenditures in respect of the Company’s offices and factories under construction. All direct costs relating to the acquisition or construction of the Company’s offices and factories are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

2.	Summary of significant accounting policies (cont’d)

Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the lease of 50 years obtained from the relevant PRC land authority.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with Accounting Standards Codification (“ASC”) 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company did not identify any indicators that would require testing for impairment.

Revenue recognition

The Company recognizes revenues in accordance with ASC 605-10-S99, “Revenue Recognition” when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations. Accordingly, all of the following criteria must be met in order for the Company to recognize revenue:

1.	Persuasive evidence of an arrangement exists;
2.	Delivery has occurred or services have been rendered;
3.	The seller's price to the buyer is fixed or determinable; and
4.	Collectibility is reasonably assured.

Net sales of products represent the value of goods, net of value added taxes (“VAT”), sales returns, trade discounts and allowances. The Company is subject to VAT which is levied on majority of their products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns, which is based on historical sales returns data, is the Company’s best estimate of the amounts of goods that will be returned from their customers. During the reporting periods, there were no sales returns and the Company did not recognize any provision for sales returns.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

2.	Summary of significant accounting policies (cont’d)

Government grants

During the years ended December 31, 2010 and 2009, the Company received government grants of $101,540 and $60,212, respectively. The grants were subsidies which were unconditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. Such grants were recognized as income in the years received.

Cost of revenues

Cost of revenues consists primarily of materials costs, wages, employee compensation, depreciation and related costs, which are directly attributable to the production of products. Write-down of inventories to lower of cost or market is also recorded in cost of revenues.

General and administrative expenses

General and administrative expenses consist primarily of office expenses, entertainment, traveling expenses, staff welfare, consumables, labor protection and salaries and wages which are incurred at the administrative level and foreign exchange differences.

Selling expenses

Selling expenses consist primarily of advertising, salaries and transportation costs incurred during the selling activities.

Advertising and transportation

Advertising and transportation are charged to expense as incurred.

Advertising expenses amounting to $87,687 and $14,179 for the years ended December 31, 2010 and 2009, respectively, are included in selling expenses.

Transportation expenses amounting to $274,581 and $215,123 for the years ended December 31, 2010 and 2009, respectively, are included in selling expenses.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes” (previously SFAS No. 109). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company accounts for income tax uncertainties using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit to be recognized in the financial statements. The Company expenses any penalties or interest associated with tax obligations as general and administrative expenses and interest expense, respectively. As of December 31, 2010 and 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

2.	Summary of significant accounting policies (cont’d)

Comprehensive income

The Company has adopted ASC 220 “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is RMB. The Company maintains their financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company prepared using the functional currency has been translated into US Dollars (“USD”). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity (deficit) is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in accumulated other comprehensive income, a component of stockholders’ equity. There was no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

For the year ended December 31, 2010 and 2009, the foreign exchange loss was $159,973 and $6,652, respectively.

Fair value of financial instruments

The Company considers the carrying values reported in the consolidated balance sheets for assets and liabilities qualifying as financial instruments approximate their fair values due to the short-term maturities or the applicable interest rates approximate the current market rates.

Stock-based compensation

During the reporting periods, the Company did not issue any stock-based compensation awards.

Dividends

During the reporting periods, the Company did not declare any dividends.

Reclassifications

Certain prior year balances have been reclassified to adhere to the current year presentation.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

2.	Summary of significant accounting policies (cont’d)

Basic and diluted earnings per share

Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the average number of common stock outstanding during the reporting periods.

Diluted earnings per share is computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the years ended December 31, 2010 and 2009, there were no potentially dilutive shares.

Recently issued accounting pronouncements

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The adoption of this amended topic had no material impact on the Company’s financial statements.

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

In July, 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, a entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods that ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The Company is currently evaluating the impact of the adoption of ASU 2010-20 on its financial statements.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

3.	Restricted cash and bills payable

The restricted cash at December 31, 2010 and 2009, represents bank deposits held as collateral for bills payable issued by the Company. When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 50% of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity. The Company has issued $6,817,500 in bills which will be funded from various banks under which the Company has entered into such arrangements. These bills will be paid at various times through May 2011, at which point the Company will issue additional bills to its suppliers.

4.	Trade accounts receivables, net

	As of December 31,
	2010	2009
Trade accounts receivables	$11,766,903	$2,780,931
Allowance for doubtful accounts	(229,850)	(89,371)
	$11,537,053	$2,691,560

An analysis of the movements in the allowance for doubtful accounts is as follows:-

	Year ended December 31,
	2010	2009

Balance at beginning of year	$89,371	$89,149
Provision doubtful accounts	133,742	-
Translation adjustments	6,737	222

Balance at end of year	$229,850	$89,371

5.	Other receivables, prepayments and deposits

	As of December 31,
	2010	2009

Other receivables	$267,873	$-
Deposits for public bid	-	38,259
Prepayment to suppliers	434,310	910,954
	702,183	949,213
Allowance for doubtful accounts	(63,630)	(17,551)

	$638,553	$931,662

An analysis of the movements in the allowance for doubtful accounts is as follows:

	Year ended December 31,
	2010	2009

Balance at beginning of year	$17,551	$17,508
Provision doubtful accounts	44,281	-
Translation adjustments	1,798	43

Balance at end of year	$63,630	$17,551

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

6.	Inventories, net

	As of December 31,
	2010	2009

Raw materials	$1,914,267	$1,328,981
Work in progress	361,374	596,322
Finished goods	658,095	235,121

	2,933,736	2,160,424
Allowance for obsolete inventories	(200,367)	(193,435)

	$2,733,369	$1,966,989

Allowance for obsolete inventories of $0 and $95,103 were charged to operations during the years ended December 31, 2010 and 2009, respectively.

7.	Loans to third parties

		As of December 31,
	Note	2010	2009
Loans to third parties
Changzhou Fengshun Packing Container Co., Ltd.	(a)	$1,515,000	$-
Changzhou Chuanghua Plastics Co., Ltd.	(b)	1,818,000	-
Changzhou Sail Plastic Products Co., Ltd.	(c)	-	540,547
Changzhou Yuanyang Electric Cable Co., Ltd.	(c)	-	1,462,587
Changzhou Wujin Xinshun Electronic Components Co., Ltd.	(c)	-	731,294

		$3,333,000	$2,734,428

Notes:

(a)	The loan is interest-bearing at 6% per annum, unsecured and repayable on May 18, 2011.
(b)	Loans of $757,500 and $1,060,500 are interest-bearing at 6% per annum, unsecured and repayable on May 17, 2011 and May 20, 2011, respectively.
(c)	The loans were interest-bearing at 5.31% per annum, unsecured and fully settled in May 2010.

8.	Loans to a related party

The Company had $3,159,388 and $0, of loans to a related party, Jiangsu Dachao Electronic Vehicle Technology Company Limited, at December 31, 2010 and 2009, respectively. The loans are interest-bearing at 6% per annum and unsecured. Of this, $1,144,438, $1,515,000 and $499,950 are repayable in May 2011, June 2011 and December 2011, respectively.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

9.	Amounts due from/to related parties

	As of December 31,
	2010	2009
Amounts due from related parties
Changzhou Best Education and Training Center	$128,775	$102,381
Changzhou Best Changlong International Trade Company Limited (“Changzhou Best Changlong”)	785,777	-
Jiangsu Dachao Electronic Vehicle Technology Company Limited (“Jiangsu Daochao”)	546,604	682,309

	$1,461,156	$784,690

Amount due to a related party
Changzhou Best Changlong	$-	234,525

The amounts were interest-free, unsecured and repayable on demand. All the related parties are controlled by certain family members of officers of the Company.

10.	Long-term equity investment

Long-term equity investment represented the Company’s investment in Jiangnan Rural Commercial Bank (“Jiangnan Rural Bank”), an unlisted corporation. Jiangnan Rural Bank is located in Jiangsu Province of the PRC and is primarily engaged in the provision of banking and financing services. The Company owns 0.17% of Jiangnan Rural Bank, and accordingly, applies the cost method to account for the investment.

11.	Property, plant and equipment, net

	As of December 31,
	2010	2009
Cost :
Buildings	$3,040,228	$1,931,926
Plant and machinery	5,034,951	2,568,343
Motor vehicles	232,990	122,037
Office equipment	329,274	229,680

	8,637,443	4,851,986
Accumulated depreciation	(1,951,979)	(1,396,965)
Construction in progress	190,102	767,804

Property, plant and equipment, net	$6,875,566	$4,222,825

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

11.	Property, plant and equipment, net (cont’d)

During the reporting periods, depreciation is included in:

	Year ended December 31,
	2010	2009

Cost of revenues and overheads of inventories	$459,311	$327,271
Administrative expenses	32,643	14,261

	$491,954	$341,532

As of December 31, 2010 and 2009, property, plant and equipment with net book values of $1,598,264 and $1,209,803, respectively, were pledged as collateral under certain loan arrangements (Note 14).

12.	Land use rights

	As of December 31,
	2010	2009
Land use rights	$1,115,753	$1,077,152
Accumulated amortization	(78,147)	(53,894)
	$1,037,606	$1,023,258

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated.

As of December 31, 2010 and 2009, land use rights with net book values of $1,037,606 and $788,586, respectively, were pledged as collateral under certain loans agreements (Note 14).

Amortization for the years ended December 31, 2010 and 2009 amounted to $21,746 and $21,532, respectively. The estimated amortization expense for each years following December 31, 2010 is approximately $22,000 per year.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

13.	Other payables and accrued charges

	As of December 31,
	2010	2009

Salaries and welfare payable	$452,007	$557,179
Receipt in advance from customers	634,921	197,920
Value-added tax and other taxes payable	1,712,581	179,154
Other payables	58,271	6,707

	$2,857,780	$940,960

14.	Short-term bank loans

	As of December 31,
	2010	2009
Secured bank loans	$3,957,180	$2,876,909
Unsecured bank loans	4,969,200	2,698,473
	$8,926,380	$5,575,382

All bank loans are repayable within one year.

The bank loans as of December 31, 2010 and 2009 carried annual interest from 5.10% to 6.23% and are due at various dates through September 2011. Four loans totaling approximately $3.3 million were renewed in 2011 under similar terms for an additional year.

The secured bank loans were secured by the Company’s following assets, which are presented at their net book values:

	As of December 31,
	2010	2009

Buildings - Note 11	$1,598,264	$1,209,803
Land use rights - Note 12	1,037,606	788,586

	$2,635,870	$1,998,389

The unsecured bank loans as of December 31, 2010 and 2009 were guaranteed by Mr. and Mrs. Shi and one non-related party. Each of the aforementioned parties did not receive any compensation for acting as guarantors for the Company.

During the reporting periods, there was no covenant requirements under the bank loans granted to the Company.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

15.	Other income

	Year ended December 31,
	2010	2009

Government grant income	$101,540	$60,212
Other income	82,182	28,768

	$183,722	$88,980

16.	Finance costs

	Year ended December 31,
	2010	2009

Interest expenses	$472,307	$296,003
Bill discounts interest	-	35,782

	$472,307	$331,785

17.	Income tax

United States

The Company is subject to the United States of America federal tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2010 and 2009 respectively, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Best Green BVI was incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income tax.

PRC

Best Green Changzhou and the VIEs, which are established in the PRC, are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25% on their assessable profits for the years ended December 31, 2010 and 2009.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

17.	Income tax (cont’d)

The components of the provision for income taxes are :

	Year ended December 31,
	2010	2009

Current taxes – PRC	$1,532,037	$581,024
Deferred taxes – PRC	(101,397)	(41,414)

	$1,430,640	$539,610

A reconciliation between the income tax computed at the U.S statutory rate and the Company’s provision for Income tax for the years of ended December 31, 2010 and 2009 are as follows:

	Year ended December 31,
	2010	2009

U.S Statutory rate	34%	34%
Foreign income not recognized in U.S	-34%	-34%
PRC statutory rate	25%	25%

Provision for income tax	25%	25%

The management evaluated the Company’s tax positions in accordance with ASC 740 and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2010. All income tax returns of the Combined Entities are subject to examination by PRC tax jurisdictions.

Current deferred tax assets as of December 31, 2010 and 2009 were composed of:

	As of December 31,
	2010	2009

Unpaid salary	$113,022	$-
Allowance of trade accounts receivable	-	22,331
Allowance of obsolete inventories	-	48,333

	$113,002	$70,664

Non current deferred tax assets as of December 31, 2010 and 2009 were composed of:

	As of December 31,
	2010	2009

Allowance of trade accounts receivable	$73,370	$-
Allowance of obsolete inventories	50,092	-
Depreciation of property, plant and equipment	-	57,143

	$123,462	$57,143

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

18.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a certain percentage of the employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $41,239 and $25,112 during the years ended December 31, 2010 and 2009, respectively.

19.	Commitments and contingencies

Capital commitment

As of December 31, 2010 and 2009, the Company had capital commitments amounting to $610,242 and $101,000, respectively, with respect to the acquisition of property, plant and equipment that were contracted for but not provided in the consolidated financial statements. Such commitments will be recorded to the financial statements when the property, plant and equipment is received.

Contingencies

As of December 31, 2010 and 2009, the Company acted as guarantor for bank loans granted to certain business associates totaling $6,272,100 and $5,777,701, respectively. The maximum amount that can be drawn on these guaranteed loans is $7,938,600 at December 31, 2010 and these guarantees expire at various times through September 2013. None of the Company’s directors or executive officers are involved in the normal operations or have invested in the business of the guaranteed business associates. All the business associates have a healthy record of paying back the loans in a timely manner.

All the above guarantees have no recourse provisions that would enable the Company to recover from the business associates any amounts paid under the guarantees and any assets held as collateral that the Company can obtain or liquidate to recover all or a portion of the amounts that could be paid under the guarantees. If the business associates fail to perform under their contractual obligation, the Company is obligated to make future payments including the contractual principal amounts, related interest and penalties.

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligations with respect of the above guarantees were recognized as of December 31, 2010 and 2009, respectively.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

20.	Related party transactions

Apart from the transactions and information as disclosed in notes 8, 9 and 14 to the consolidated financial statements, the Company had the following transactions with its related parties during years ended December 31, 2010 and 2009, respectively.

	Year ended December 31,
	2010	2009

Sales of goods to Changzhou Best Changlong	$1,771,652	$430,555
Purchase of goods from Jiangsu Dachao	480,192	-
Interest income from Jiangsu Dachao	78,929	-

The Company believed that the terms obtained and consideration received in connection with the transactions described above were no less favorable than those that would have been obtained by the Company in arm’s-length transactions with an unrelated party.

21.	Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the reportable segments. Management, including the chief operating decision maker, reviews the operating results solely by monthly revenue of cryogen-free refrigerators, cable products and light electric vehicles of the Company. As such, the Company has determined that there are three operating segments as defined by ASC 280 “Segment Reporting”: Cryogen-free refrigerators, cable products and light electric vehicles.

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	Years ended		Years ended		Years ended		Years ended
	December 31,		December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010	2009	2010	2009

Revenue from external customers	$9,478,362	$4,593,857	$18,403,811	$7,418,968	$707,222	$80,012	$28,589,395	$12,092,837
Interest income	22,488	24,884	43,665	40,622	1,678	-	67,831	65,506
Finance costs	156,586	126,039	304,037	205,746	11,684	-	472,307	331,785
Amortization	7,210	8,333	13,999	11,117	537	2,082	21,746	21,532
Depreciation	153,364	112,744	331,915	222,101	6,675	6,687	491,954	341,532
Segment profit	1,759,001	794,933	3,415,392	1,320,647	131,247	14,091	5,305,640	2,129,671
Expenditure for segment
assets	$1,677,514	$8,168	$1,239,754	$578,909	$11,707	$-	$2,928,975	$587,077

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2010	2009	2010	2009	2010	2009	2010	2009

Segment assets	$9,913,659	$5,696,531	$17,068,989	$9,475,079	$533,959	$206,701	$27,516,607	$15,378,311

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.) Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

21.	Segment information (cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Years ended December 31,
	2010	2009

Total consolidated revenue	$28,589,395	$12,092,837

Total profit for reportable segments	$5,305,640	$2,129,671
Unallocated amounts relating to operations:
General and administrative expenses	(16,439)	-
Interest income	277,914	-
Other income	-	28,768

Income before income taxes	$5,567,115	$2,158,439

	As of December 31,
	2010	2009
Assets

Total assets for reportable segments	$27,516,607	$15,378,311
Cash and cash equivalents	1,541	-
Other receivables	30,000	-
Amounts due from related parties	1,461,156	784,690
Loans to third parties	3,333,000	2,734,428
Loans to a related party	3,159,388	-
Long-term equity investment	165,640	159,909

	$35,667,332	$19,057,338

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Years ended December 31,
	2010	2009

PRC	$18,057,609	$6,096,708
Hong Kong	2,499,572	1,426,556
United States of America	1,691,777	870,188
Taiwan	1,153,456	250,466
United Kingdom	1,049,138	878,352
Denmark	864,481	-
Germany	686,272	431,448
Australia	586,038	366,286
France	323,270	579,956
Others	1,677,782	1,192,877

Total	$28,589,395	$12,092,837

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

22.	Subsequent events

On January 25, 2011, Best Appliances acquired the NICONIA LEV brand and retail sales network which will allow the Company to place this light electrical vehicles (”LEV”) line within privately owned stores. The NICONIA brand was purchased from Changzhou Benshen Bicycle Co., Ltd. (“Benshen”) and will compliment the Company’s line of LEV’s. The total purchase price for the NICONIA brand and retail sales network was approximately $3.0 million pursuant to a Purchase Agreement, dated January 25, 2011, among Best Appliances and Benshen. The Company expects to recognize the acquisition as one or more intangible assets once it has completed its initial assessment for the acquisition. At January 25, 2011, $1.5 million of cash was paid upon signing the Purchase Agreement and the remaining cash payable of $1.5 million is due on January 25, 2012.

Exhibit Index

Exhibit No.	Description
2.1*	Share Exchange Agreement, dated June 9, 2010, among the Company, Best Green BVI and its sole shareholder.
3.1	Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on December 23, 2008].
3.2	Bylaws of the Company [Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on December 23, 2008].
4.1	Cancellation Agreement, dated June 9, 2010, by and between the Company and Haifeng Lu (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 11, 2010).
10.1

Loan (Credit) Contract of Maximum Amount (English Translation), dated December 10, 2008, by and between Jiangsu Best Electrical Appliances Co., Ltd. and Jiangsu Wujin Rural Commercial Bank (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 11, 2010).

10.2

Mortgage Contract of Maximum Amount (English Translation), dated December 10, 2008, by and between Jiangsu Best Electrical Appliances Co., Ltd. and Jiangsu Wujin Rural Commercial Bank (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 11, 2010).

10.3

Loan Contract with Guaranty (English Translation), dated January 20, 2010,by and among Changzhou Wunjin Suochuan Mechanical & Electrical Co., Ltd., Changzhou City Wujin Best Electronic Cables Co., Ltd., Wang Yuxing, and Jiangsu Jiangnan Rural Commercial Bank (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 11, 2010).

10.4

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract (English Translation), dated March 19, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Wang Kai and Jiangsu Wujin Rural Commercial Bank Company limited by Shares (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed on June 11, 2010).

10.5

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract (English Translation), dated April 6, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Wang Kai and Yao Qing and Jiangsu Wujin Rural Commercial Bank Company limited by Shares (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed on June 11, 2010).

10.6

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract (English Translation), dated April 27, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Xia Jianfei and Jiangsu Wujin Rural Commercial Bank Company limited by Shares (incorporated herein by reference to Exhibit 10.6 to Current Report on Form 8-K filed on June 11, 2010).

10.7

Guaranty Contract of Maximum Amount (English Translation), dated May 8, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Jianhua Shi, Jun Shi, Meifang, Shi and Wujin Branch, Agricultural Bank of China (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K filed on June 11, 2010).

10.8

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract (English Translation), dated May 18, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Wang Kai and Yao Qing and Jiangsu Wujin Rural Commercial Bank Company limited by Shares (incorporated herein by reference to Exhibit 10.8 to Current Report on Form 8-K filed on June 11, 2010).

10.9

Guaranty Contract of Maximum Amount (English Translation), dated May 22, 2009, by and between Changzhou City Wujin Best Electronic Cables Co., Ltd. and Jiangsu Wujin Rural Commercial Bank (incorporated herein by reference to Exhibit 10.9 to Current Report on Form 8-K filed on June 11, 2010).

10.10

Guaranty Contract of Maximum Amount (English Translation), dated June 20, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Wujin Branch, Agricultural Bank of China (incorporated herein by reference to Exhibit 10.10 to Current Report on Form 8-K filed on June 11, 2010).

10.11

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract (English Translation), dated July 2, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Wang Kai and Yao Qing and Jiangsu Wujin Rural Commercial Bank Company limited by Shares (incorporated herein by reference to Exhibit 10.11 to Current Report on Form 8-K filed on June 11, 2010).

10.12

Loan (Credit) Contract of Maximum Amount (English Translation), dated August 14, 2009, by and between Changzhou City Wujin Best Electronic Cables Co., Ltd. and Jiangsu Wujin Rural Commercial Bank (incorporated herein by reference to Exhibit 10.12 to Current Report on Form 8-K filed on June 11, 2010).

10.13

Mortgage Contract of Maximum Amount (English Translation), dated August 14, 2009, by and between Changzhou City Wujin Best Electronic Cables Co., Ltd. and Jiangsu Wujin Rural Commercial Bank (incorporated herein by reference to Exhibit 10.13 to Current Report on Form 8-K filed on June 11, 2010).

10.14

Working Capital Loan Contract (English Translation), dated September 8, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Wunjin Branch, Industrial and Commercial Bank of China (incorporated herein by reference to Exhibit 10.14 to Current Report on Form 8-K filed on June 11, 2010).

10.15

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract (English Translation), dated September 18, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Wang Kai and Yao Qing and Jiangsu Wujin Rural Commercial Bank Company limited by Shares (incorporated herein by reference to Exhibit 10.15 to Current Report on Form 8-K filed on June 11, 2010).

10.16

Loan Contract (English Translation), dated October 15, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Wunjin Branch, Agricultural Bank of China (incorporated herein by reference to Exhibit 10.16 to Current Report on Form 8-K filed on June 11, 2010).

10.17

Guaranty Contract (English Translation), dated October 22, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Wang Quanxin and Jiangsu Wujin Rural Commercial Bank Company limited by Shares (incorporated herein by reference to Exhibit 10.17 to Current Report on Form 8-K filed on June 11, 2010).

10.18

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract (English Translation), dated November 13, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Wang Kai, and Yao Qing and Jiangsu Wujin Rural Commercial Bank Company limited by Shares (incorporated herein by reference to Exhibit 10.18 to Current Report on Form 8-K filed on June 11, 2010).

10.19

Working Capital Loan Contract (English Translation), dated November 20, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Wunjin Branch, Industrial and Commercial Bank of China (incorporated herein by reference to Exhibit 10.19 to Current Report on Form 8-K filed on June 11, 2010).

10.20

Guaranty Contract of Maximum Amount (English Translation), dated January 4, 2010, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Wunjin Branch, Industrial and Commercial Bank of China (incorporated herein by reference to Exhibit 10.20 to Current Report on Form 8-K filed on June 11, 2010).

10.21

Working Capital Loan Contract (English Translation), dated January 2, 2010, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Wunjin Branch, Industrial and Commercial Bank of China (incorporated herein by reference to Exhibit 10.21 to Current Report on Form 8-K filed on June 11, 2010).

10.22

Independent Director’s Contract, dated as of January 6, 2011, by and between China Green Energy Industries, Inc. and Jinrong Shen (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 6, 2011).

10.23

Independent Director’s Contract, dated as of January 6, 2011, by and between China Green Energy Industries, Inc. and Haoru Tao (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 6, 2011).

10.24

Independent Director’s Contract, dated as of January 6, 2011, by and between China Green Energy Industries, Inc. and Ying Wang (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 6, 2011).

21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to Current Report on Form 8-K filed on June 11, 2010).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	China Green Energy Industries, Inc. Audit Committee Charter (incorporated herein by reference to Exhibit 99.1 to Current Report on Form 8-K filed on January 6, 2011).
99.2	China Green Energy Industries, Inc. Compensation Committee Charter (incorporated herein by reference to Exhibit 99.2 to Current Report on Form 8-K filed on January 6, 2011).
99.3	China Green Energy Industries, Inc. Governance and Nominating Committee Charter (incorporated herein by reference to Exhibit 99.3 to Current Report on Form 8-K filed on January 6, 2011).