Form 10-Q
period 2011-03-31
China Green Energy Industries, Inc.
filed 2011-05-16
CIK 1448776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-53547

CHINA GREEN ENERGY INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-1548693
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Jiangsu Wujin Lijia Industrial Park
Lijia Town
Wujin District, Changzhou City
Jiangsu Province 213176
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86) 519-86230102
(Registrant’s telephone number, including area code)

_____________________________________________________
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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	23,529,411

CHINA GREEN ENERGY INDUSTRIES, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	(Removed and Reserved)	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA GREEN ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011 AND 2010

Page(s)
Financial Statements
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5-22

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31, 2011 and 2010

	Three months ended March 31,
	(Unaudited)
	2011	2010
Revenues	$3,274,251	$5,161,498
Cost of revenues	(2,707,050)	(3,670,214)
Gross profit	567,201	1,491,284
Operating expenses:
General and administrative expenses	(673,905)	(306,192)
Selling expenses	(220,068)	(173,641)
	(893,973)	(479,833)
Income/(loss) from operations	(326,772)	1,011,451
Interest income	111,275	49,255
Other income	48,313	33,095
Finance costs	(154,444)	(94,548)
Income/(loss) before income taxes	(321,628)	999,253
Income taxes - Note 16	-	(240,579)
Net income/(loss)	$(321,628)	$758,674
Other comprehensive income
Foreign currency translation adjustments	25,625	72
Total comprehensive income/(loss)	$(296,003)	$758,746
Earnings/(loss) per share
- Basic	$(0.01)	$0.04
- Diluted	$(0.01)	$0.04
Weighted average number of shares outstanding
- Basic	23,529,411	20,734,531
- Diluted	23,529,411	20,734,531

See the accompanying Notes to Condensed Consolidated Financial Statements

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Condensed Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$378,745	$1,080,787
Restricted cash - Note 3	6,696,800	3,408,750
Trade accounts receivables, net - Note 4	10,274,613	11,537,053
Other receivables, prepayments and deposits - Note 5	1,470,527	638,553
Inventories, net - Note 6	4,678,446	2,733,369
Loans to third parties - Note 7	3,348,400	3,333,000
Loans to a related party - Note 8	3,173,986	3,159,388
Amounts due from related parties - Note 9	2,569,838	1,461,156
Deferred tax asset	113,524	113,002

Total current assets	32,704,879	27,465,058
Long-term equity investment - Note 10	166,405	165,640
Property, plant and equipment, net - Note 11	7,052,836	6,875,566
Intangible assets – Note 12	3,044,000	-
Land use rights - Note 13	1,036,795	1,037,606
Deferred tax asset	124,032	123,462

TOTAL ASSETS	$44,128,947	$35,667,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade accounts payable	$10,678,048	$9,152,372
Bills payable - Note 3	13,393,600	6,817,500
Other payables and accrued charges - Note 14	1,985,345	2,857,780
Income tax payable	2,206,135	2,241,102
Short-term bank loans - Note 15	10,489,624	8,926,380

Total current liabilities	38,752,752	29,955,134

TOTAL LIABILITIES	38,752,752	29,955,134

COMMITMENTS AND CONTINGENCIES - Note 17

STOCKHOLDERS’ EQUITY
Preferred stock : par value $0.01 per share Authorized 50,000,000 shares; none issued and outstanding	-	-
Common stock : par value $0.0001 per share Authorized 100,000,000 shares; issued and outstanding 23,529,411 shares	2,352	2,352
Additional paid-in capital	1,309,175	1,309,175
Accumulated other comprehensive income	246,579	220,954
Retained earnings	3,818,089	4,139,717

TOTAL STOCKHOLDERS’ EQUITY	5,376,195	5,672,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,128,947	$35,667,332

See the accompanying notes to the consolidated financial statements

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010

	Three months ended
	March 31,
	(Unaudited)
	2011	2010

Cash flows from operating activities
Net income/(loss)	$(321,628)	$758,674
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	181,057	85,688
Recovery of doubtful accounts	(25,731)	-
Accrued intangible assets payable	1,522,000	-
Changes in operating assets and liabilities:
Trade accounts receivables	1,338,020	(869,871)
Other receivables, prepayments and deposits	(826,844)	(528,973)
Inventories	(1,927,370)	(47,357)
Amounts due from related parties	(1,099,035)	(143,610)
Trade accounts payables	(1,538,511)	(331,700)
Other payables and accrued charges	(883,041)	(62,728)
Income tax payable	(45,202)	234,727
Amount due to a related party	-	80,456

Net cash flows used in operating activities	(3,648,285)	(824,694)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(316,535)	(281,995)
Payments to acquire intangible assets	(1,522,000)	-
Loans to third parties	-	(1,588,381)
Decrease (increase) in restricted cash	(3,263,700)	146,284

Net cash flows used in investing activities	(5,102,285)	(1,724,092)

Cash flows from financing activities
Net proceeds from short-term bank loans	1,518,000	2,311,283
Increase in bills payable	6,527,400	468,108

Net cash flows from financing activities	8,045,400	2,779,391

Effect of foreign currency translation on cash and cash equivalents	3,128	122

Net increase/(decrease) in cash and cash equivalents	(702,042)	230,727

Cash and cash equivalents - beginning of period	1,080,787	757,742

Cash and cash equivalents - end of period	$378,745	$988,469

Supplemental disclosures for cash flow information
Interest paid	$154,444	$94,548
Income taxes paid	-	$5,851

See the accompanying Notes to Condensed Consolidated Financial Statements

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

1.	Corporation information

China Green Energy Industries, Inc. (the “Company”) was incorporated in the State of Nevada on December 7, 2007 under the name of TradeOn, Inc. for the purpose of pursuing a business combination through a Reverse Takeover (“RTO”).

On June 9, 2010, the Company entered into and closed a share exchange agreement (the “Share Exchange Agreement”) with Best Green Energy Industries Limited (“Best Green BVI”), a British Virgin Islands company incorporated on March 31, 2010, and its sole shareholder, Best Green Investments Limited (“Best Green Investments”), pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Best Green BVI in exchange for 20,734,531 shares of the Company’s common stock, par value $0.0001, issued to Best Green Investments which after giving effect to the Cancellation Agreement disclosed below, constituted 88.1% of the Company’s issued and outstanding capital stock on a fully- diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

As a condition precedent to the consummation of the Share Exchange Agreement, on June 9, 2010, the Company entered into a cancellation agreement, (the “Cancellation Agreement”), with Mr. Haifeng Lu, who was the major stockholder of the Company immediately before the Share Exchange Agreement, whereby Mr. Lu agreed to the cancellation of 4,000,000 shares of the Company’s common stock owned by him of the then 6,794,384 shares outstanding. The Company assumed the remaining 2,794,384 shares along with certain cash balances of TradeOn, Inc. as part of the RTO. Mr. Haifeng Lu served as the Company’s sole director and officer from May 10, 2010 until June 9, 2010 when he was replaced by Mr. Jianliang Shi (“Mr. Shi”), a founder of Jiangsu Best Electrical Appliances Co., Ltd. (“Best Appliances”) and Changzhou City Wujin Best Electronic Cables Co., Ltd. (“Best Cables”). Mr. Shi and his spouse, Ms. Xueqin Wang (“Mrs. Shi”), together own the entire interests in Best Appliances and Best Cables respectively.

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

PRC law places certain restrictions on roundtrip investments through the acquisition of a PRC entity by PRC residents. To comply with these restrictions, in conjunction with the RTO, the Company, via Best Green Changzhou, entered into and consummated certain contractual arrangements with Best Appliances, Best Cables, and Mr. and Mrs. Shi pursuant to which the Company provides Best Appliances and Best Cables with technical, business and management consulting services and appoints their senior executives and approves all matters requiring shareholders’ approval. As a result of these contractual arrangements, which obligates Best Green Changzhou to absorb a majority of the risk of loss from the activities of Best Appliances and Best Cables and enables Best Green Changzhou to receive a majority of their expected residual returns, the Company accounts for the two entities as variable interest entities (“VIE”) pursuant to Accounting Standards Codification (“ASC”) 810 (the “VIE Arrangement”). The VIE Arrangements are set out in note 2. Best Appliances and Best Cables are collectively referred to as the “VIEs” thereafter.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

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

Following the RTO and the VIE Arrangement, the Company, through the VIEs, is primarily engaged in the manufacture and distribution of clean technology-based consumer products, which consist of light electrical vehicles, cryogen-free refrigerators, and network and HDMI cables. The Company operates manufacturing and distribution primarily in the PRC and sells some of their products under their own brand name of “BEST”. In 2010, the Company acquired the Niconia brand for which it intends to sell certain LEV’s under.

In connection with the RTO, the Company’s Board of Directors on July 30, 2010 approved a change in the Company’s fiscal year end from October 31 to December 31 to be consistent with the fiscal year end of Best Green BVI. On September 1, 2010, the Company changed its name to China Green Energy Industries, Inc.

To date, the Company has financed its operations primarily through cash flows from operations, augmented by short-term bank loans and equity contributions by its stockholders. The Company believes that its cash on hand and cash flow from operations will meet a portion of its present cash needs and the Company will require additional cash resources, including equity investment, to meet its expected capital expenditures and working capital requirements for the next 12 months. The Company may, however, in the future, require additional cash resources due to changed business conditions, implementation of its strategy expand its marketing efforts and increase brand awareness, or acquisitions the Company may decide to pursue. If its own financial resources are insufficient to satisfy its capital requirements, the Company may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to its stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict the Company’s operations. Financing may not be available in amounts or on terms acceptable to the Company, if at all. Any failure by the Company to raise additional funds on terms favorable to the Company, or at all, could limit the Company’s ability to expand its business operations and could harm its overall business prospects.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

2.	Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements of the Company, its subsidiaries and the VIEs have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and notes thereto included in the 2010 Annual Report on Form 10-K, filed March 31, 2011. The results of operations for the quarter ended March 31, 2011, are not necessarily indicative of the operating results for the full year.

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

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade accounts receivables and other receivables. As of March 31, 2011 and December 31, 2010, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade accounts receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade accounts receivables.

During the reporting periods, customers representing 10% or more of the Company’s revenues are as follows:

	Three months ended March 31,
	(Unaudited)
	2011	2010

Customer A	$730,600	$1,310,899
Customer B	-	1,040,240

	$730,600	$2,351,139

Details of customers representing 10% or more of the Company’s trade accounts receivables as of March 31, 2011 and December 31, 2010, respectively, are as follows:

	As of	As of
	March 31,	December 31,
	(Unaudited)
	2011	2010

Customer A	$7,017,763	$6,721,013
Customer B	1,451,848	1,445,171

	$8,469,611	$8,166,184

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of March 31, 2011 and December 31, 2010, most of the Company’s cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining balances of cash and cash equivalents were denominated in Hong Kong dollars (“HKD”).

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

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on the straight- line basis (after taking into account the respective estimated residual values) over the estimated useful lives of property, plant and equipment. The principal useful lives and residual value are as follows:

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

Purchased Intangible Assets

The Company conducts an impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s purchased intangible assets may be less than its carrying amount. The Company is in the process of finalizing its purchase price allocation for the NICONIA trademark acquisition.

The determination of fair value requires significant judgment and estimates, and the ultimate allocation of purchase price may change. Acquired intangibles with definite lives will be amortized on a straight-line basis over the remaining estimated economic life of the underlying assets. Intangible assets with indefinite lives are not amortized. The Company reviews its indefinite and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. In addition, the Company assesses its long-lived assets for impairment if they are abandoned.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with Accounting Standards Codification (“ASC”) 360- 10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company did not identify any indicators that would require testing for impairment.

Seasonality

The Company’s operating results and operating cash flows historically have been subject to seasonal variations. Its revenues usually increase over each quarter of the calendar year with the first quarter usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

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

Government grants

During the three months ended March 31, 2011 and 2010, the Company received government grants of $45,540 and $31,003, respectively. The grants were subsidies which were unconditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. Such grants were recognized as income in the years received.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

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

Advertising expenses amounting to $85,070 and $62,622 for the three months ended March 31, 2011 and 2010, respectively are included in selling expenses.

Transportation expenses amounting to $67,524 and $61,999 for the three months ended March 31, 2011 and 2010, respectively are included in selling expenses.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes”. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company accounts for income tax uncertainties using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit to be recognized in the financial statements. The Company expenses any penalties or interest associated with tax obligations as general and administrative expenses and interest expense, respectively. As of March 31, 2011 and December 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

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

For the three months ended March 31, 2011 and 2010, the foreign exchange loss was $4,893 and $1,190, respectively.

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

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

Basic and diluted earnings/(loss) per share

Basic earnings/(loss) per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the average number of common stock outstanding during the reporting periods.

Diluted earnings/(loss) per share is computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the three months ended March 31, 2011 and 2010, there were no potentially dilutive shares.

Recently issued accounting pronouncements

In July, 2010, the FASB issued ASU 2010-20 “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, a entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods that ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The Company is currently evaluating the impact of the adoption of ASU 2010-20 on its financial statements.

In April 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Intangibles-Goodwill and Others”, to provide guidance on when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This amendment to ASC 350 is effective for annual reporting periods beginning after December 15, 2010 for public companies. Transition requirements specify that companies must perform the Step 2 test on adoption for reporting units with a zero or negative carrying amount for which qualitative factors exist that indicate it is more likely than not that a goodwill impairment exists. Any resulting impairment charge would be recorded through a cumulative-effect adjustment to beginning retained earnings. This amendment is not expected to have a material impact for the Company.

3.	Restricted cash and bills payable

The restricted cash at March 31, 2011 and December 31, 2010, represents bank deposits held as collateral for bills payable issued by the Company. When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 50% of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity. As of March 31, 2011, the Company has issued $13,393,600 in bills which will be funded from various banks under which the Company has entered into such arrangements. These bills will be paid at various times through September 2011, at which point the Company will issue additional bills to its suppliers.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

4.	Trade accounts receivables, net

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)

Trade accounts receivables	$10,479,726	$11,766,903
Allowance for doubtful accounts	(205,113)	(229,850)

	$10,274,613	$11,537,053

5.	Other receivables, prepayments and deposits

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)

Other receivables	$318,649	$267,873
Prepayment to suppliers	1,215,802	434,310
	1,534,451	702,183
Allowance for doubtful accounts	(63,924)	(63,630)

	$1,470,527	$638,553

6.	Inventories, net

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$3,282,773	$1,914,267
Work in progress	750,766	361,374
Finished goods	846,200	658,095

	4,879,739	2,933,736
Allowance for obsolete inventories	(201,293)	(200,367)

	$4,678,446	$2,733,369

No additional allowance for obsolete inventories was recognized during the three months ended March 31, 2011 and 2010.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

7.	Loans to third parties

		As of	As of
		March 31,	December 31,
	Note	2011	2010
		(Unaudited)
Loans to third parties
Changzhou Fengshun Packing Container Co., Ltd.	(a)	$1,522,000	$1,515,000
Changzhou Chuanghua Plastics Co., Ltd.	(b)	1,826,400	1,818,000

		$3,348,400	$3,333,000

Notes:

(a)	The loan is interest-bearing at 6% per annum, unsecured and repayable on May 18, 2011.
(b)	Loans of $761,000 and $1,065,400 are interest-bearing at 6% per annum, unsecured and repayable on May 17, 2011 and May 20, 2011, respectively.

8.	Loans to a related party

The Company had $3,173,986 and $3,159,388, of loans to a related party, Jiangsu Dachao Electronic Vehicle Technology Company Limited, at March 31, 2011 and December 31, 2010, respectively. The loans are interest- bearing at 6% per annum and unsecured. Of this, $1,149,726, $1,522,000 and $502,260 are repayable in May 2011, June 2011 and December 2011, respectively.

9.	Amounts due from/to related parties

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
Amounts due from related parties
Changzhou Best Changlong International Trade Company Limited (“Changzhou Best Changlong”)	$693,547	$785,77
Jiangsu Dachao Electronic Vehicle Technology Company Limited (“Jiangsu Daochao”)	1,158,013	546,604
Ms.Wangxueqin	718,278
Changzhou Best Education and Training Center	-	128,775

	$2,569,838	$1,461,156

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

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

11.	Property, plant and equipment, net

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
Cost :
Buildings	$3,058,301	$3,040,228
Plant and machinery	5,120,880	5,034,951
Motor vehicles	234,067	232,990
Office equipment	439,071	329,274

	8,852,319	8,637,443
Accumulated depreciation	(2,136,926)	(1,951,979)
Construction in progress	337,443	190,102

Property, plant and equipment, net	$7,052,836	$6,875,566

During the reporting periods, depreciation is included in:

	Three months ended March 31,
	(Unaudited)
	2011	2010

Cost of revenues and overheads of inventories	$166,843	$76,515
Administrative expenses	8,623	3,785

	$175,466	$80,300

As of March 31, 2011 and December 31, 2010, property, plant and equipment with net book values of $1,608,351 and $1,598,264, respectively, were pledged as collateral under certain loan arrangements (Note 15).

12.	Intangible assets

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)

Cost	$3,044,000	$-
Accumulated amortization	-	-

	$3,044,000	$-

Intangible assets represent the brand name of “Niconia” for LEV’s purchased for a total consideration of RMB20 million or $3,044,000 (see Note 2). The Company acquired the brand in January 2011 for which $1,522,000 has been paid and the remaining $1,522,00 remains payable is due January 2012.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

13.	Land use rights

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)

Cost	$1,120,909	$1,115,753
Accumulated amortization	(84,114)	(78,147)

	$1,036,795	$1,037,606

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated.

As of March 31, 2011 and December 31, 2010, land use rights with net book values of $1,036,795 and $1,037,606, respectively, were pledged as collateral under certain loans agreements (Note 15).

Amortization for the three months ended March 31, 2011 and 2010 amounted to $5,591 and $5,388, respectively. The estimated amortization expense for each years following March 31, 2011 is approximately $22,000 per year.

14.	Other payables and accrued charges

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)

Salaries and welfare payable	$201,646	$452,007
Receipt in advance from customers	442,428	634,921
Value-added tax and other taxes payable	1,239,639	1,712,581
Other payables	101,632	58,271

	$1,985,345	$2,857,780

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

15.	Short-term bank loans

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)

Secured bank loans	$3,975,464	$3,957,180
Unsecured bank loans	6,514,160	4,969,200

	$10,489,624	$8,926,380

All bank loans are repayable within one year.

The bank loans as of March 31, 2011 and December 31, 2010 carried annual interest from 5.10% to 6.23% and are due at various dates through March 2011. Four loans totaling approximately $3.3 million were renewed in 2011 under similar terms for an additional year.

The secured bank loans were secured by the Company’s following assets, which are presented at their net book values:

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)

Buildings - Note 11	$1,608,351	$1,598,264
Land use rights - Note 13	1,036,795	1,037,606

	$2,645,146	$2,635,870

The unsecured bank loans as of March 31, 2011 and December 31, 2010 were guaranteed by Mr. and Mrs. Shi and two non-related parties. Each of the aforementioned parties did not receive any compensation for acting as guarantors for the Company.

During the reporting periods, there were no covenant requirements under the bank loans granted to the Company. The Company has available approximately $1.0 million remaining under these loan agreements, which it can borrow.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

16.	Income tax

(1) United States

The Company is subject to the United States of America federal tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of March 31, 2011 and December 31, 2010, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

(2) BVI

Best Green BVI was incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income tax.

(3) PRC

Best Green Changzhou and the VIEs, which are established in the PRC, are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25% on their assessable profits for the three months ended March 31, 2011 and 2010.

17.	Commitments and contingencies

Capital commitment

As of March 31, 2011 and December 31, 2010, the Company had capital commitments amounting to $613,062 and $610,242, respectively, with respect to the acquisition of property, plant and equipment that were contracted for but not provided in the condensed consolidated financial statements. Such commitments will be recorded to the financial statements when the property, plant and equipment is received.

Contingencies

As of March 31, 2011 and December 31, 2010, the Company acted as guarantor for bank loans granted to certain business associates totaling $6,301,080 and $6,272,100, respectively. The maximum amount that can be drawn on these guaranteed loans is $7,975,280 at March 31, 2011 and these guarantees expire at various times through August 2013. None of the Company’s directors or executive officers are involved in the normal operations or have invested in the business of the guaranteed business associates. All the business associates have a healthy record of paying back the loans in a timely manner.

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

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligations with respect of the above guarantees were recognized as of March 31, 2011 and December 31, 2010, respectively.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

18.	Related party transactions

Apart from the transactions and information as disclosed in notes 8, 9 and 15 to the consolidated financial statements, the Company had the following transactions with its related parties during the three months ended March 31, 2011 and 2010, respectively.

	Three months ended March 31,
	2011	2010

Sales of goods to Changzhou Best Changlong	$213,394	$-
Interest income from Jiangsu Dachao	$46,834	$-

The Company believed that the terms obtained and consideration received in connection with the transactions described above were no less favorable than those that would have been obtained by the Company in arm’s-length transactions with an unrelated party.

19.	Segment information

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

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	Three month ended		Three month ended		Three month ended		Three month ended
	March 31,(unaudited)		March 31,(unaudited)		March 31,(unaudited)		March 31, (unaudited)
	2011	2010	2011	2010	2011	2010	2011	2010

Revenue from external customers	$641,389	$2,253,350	$2,020,563	$2,908,148	$612,299	$-	$3,274,251	$5,161,498
Segment profit/(loss)	(62,249)	421,220	(196,104)	543,623	(59,426)	(2,194)	(317,779)	962,649

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	As of	As of	As of	As of	As of	As of	As of	As of
	March	December	March	December	March	December	March	December
	31,2011	31,2010	31,2011	31,2010	31,2011	31,2010	31,2011	31,2010
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$10,060,024	$9,913,659	$18,086,402	$17,068,989	$7,440,630	$533,959	$35,587,056	$27,516,607

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

19.	Segment information (cont’d)

	Three months ended March 31,
	(Unaudited)
	2011	2010

Total consolidated revenue	$3,274,251	$5,161,498

Total profit/(loss) for reportable segments	$(317,779)	$962,649
Unallocated amounts relating to operations:
General and administrative expenses	(100,090)	-
Interest income	96,241	-
Other income	-	36,604

Income/(loss) before income taxes	$(321,628)	$999,253

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets

Total assets for reportable segments	$35,587,056	$27,516,607
Cash and cash equivalents	1,540	1,541
Other receivables	-	30,000
Amounts due from related parties	1,851,560	1,461,156
Loans to third parties	3,348,400	3,333,000
Loans to a related party	3,173,986	3,159,388
Long-term equity investment	166,405	165,640

	$44,128,947	$35,667,332

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended March 31,
	(Unaudited)
	2011	2010

PRC	$1,999,895	$2,615,727
Hong Kong	281,939	467,551
United States of America	289,586	361,760
Taiwan	223,795	-
United Kingdom	10,374	466,741
Denmark	35,584	467,126
Germany	18,945	246,301
Australia	166,017	-
France	45,874	155,693
Others	202,242	380,599

Total	$3,274,251	$5,161,498

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

• “CGRE,” “the Company,” “we,” “us,” or “our,” refer to the combined business of China Green Energy Industries, Inc., and its wholly-owned subsidiaries, Best Green BVI, and Best Green Changzhou, and our controlled VIEs Best Cable and Best Appliances, but do not include the stockholders of China Green Energy Industries, Inc.;

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

Overview of our Business

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

Recent Developments

On January 25, 2011, Best Appliances acquired the NICONIA LEV brand name and retail sales network. The NICONIA brand was purchased from Changzhou Benshen Bicycle Co., Ltd. (“Benshen”) and will compliment the Company’s line of LEV’s. The total purchase price for the NICONIA brand and retail sales network was approximately $3.04 million pursuant to a Purchase Agreement, dated January 25, 2011, among Best Appliances and Benshen. At January 25, 2011, $1.5 million of cash was paid upon signing the Purchase Agreement and the remaining cash payable of $1.5 million is due on January 25, 2012.

First Quarter Financial Performance Highlights

We experienced decline in revenues, gross profit, and reported loss in the first quarter of 2011, primarily as a result of the decrease in production due to Spring Festival and shortage of qualified workers. The following summarizes certain key financial information for the first quarter of 2011:

  Revenue: Revenue was $3.27 million for the three months ended March 31, 2011, a decrease of $1.89 million, or 37%, from $5.16 million for the same period last year.

  Gross Profit and Margin: Gross profit was $0.57 million for the three months ended March 31, 2011, a decrease of $0.92 million, or 62%, from $1.49 million for the same period last year. Gross margin was 17.3% for the three months ended March 31, 2011 as compared to 28.9% for the same period last year, an 11.6% decrease.

  Net Income(loss): Net loss was $0.32 million for the three months ended March 31, 2011, a decrease of $1.08 million from $0.76 million of net profit for the same period of last year.

  Fully diluted net income per share: Fully diluted net loss per share for the three months ended March 31, 2011 was $0.01, as compared to net income per share of $0.04 for the same period last year.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

The following table shows key components of our results of operations during the three months ended March 31, 2011 and 2010, in both dollars and as a percentage of our total sales.

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
		Percent of			Percent of
	Dollars	Revenues		Dollars	Revenues
Revenues	$3,274,251	100.0%		$5,161,498	100.0%
Cost of good sold	(2,707,050)	(82.7%	)	(3,670,214)	(71.1%	)
Gross profit	567,201	17.3%		1,491,284	28.9%
Selling and marketing expenses	(220,068)	(6.7%	)	(173,641)	(3.3%	)
General and administrative expenses	(673,905)	(20.6%	)	(306,192)	(5.9%	)
Net income (loss) from operations	(326,772)	(10.0%	)	1,011,451	19.7%
Other income (expenses)
Other income	111,275	3.4%		49,255	1.0%
Interest income	48,313	1.5%		33,095	0.6%
Interest expense	(154,444)	(4.7%	)	(94,548)	(1.8%	)
Net other income (expenses)	5,144	(0.2%	)	(12,198)	(0.2%	)
Net income (loss) before provision for income taxes	(321,628)	(9.8%	)	999,253	19.5%
Provision for income taxes	-			(240,579)	(4.7%	)
Net income (loss)	(321,628)	(9.8%	)	758,674	14.8%
Foreign currency translation adjustment	25,625	0.7%		72	0%
Comprehensive income (loss)	$(296,003)	(9.1%	)	$758,746	14.8%

Revenues. To date, most of our revenues have been generated through sales in the PRC and Hong Kong region. Our revenues decreased $1.89 million, or 37%, to $3.27 million for the three months ended March 31, 2011 from $5.16 million during the same period in 2010. The decrease was primarily due to a decrease in sales of refrigerators. Revenue of cable products decreased by 30.5% from $2.91 million in the three months ended March 31, 2010 to $2.02 million in the three months ended March 31, 2011. The decrease was mainly due to decreased production as a result of a shortage of qualified workers. Revenue from refrigerators decreased by 73.3% from $2.25 million in the three months ended March 31, 2010 to $0.6 million in the three months ended March 31, 2011. The decrease was mainly due to decreased production as a result of a shortage of qualified workers. The Company experienced an increase in LEV sales, whose sales increased from zero in the three months ended March 31, 2010 to $0.6 million in the three months ended March 31, 2011, which was attributable to the acquisition of the Niconia LEV brand. Since the end of the first quarter, the shortage of workers has been resolved. We were able to increase our production volume to satisfy market demand with our existing manufacturing capacity.

Cost of goods sold. Our cost of sales is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of goods sold decreased $0.96 million, or 26%, to $2.71 million in the three months ended March 31, 2011, from $3.67 million during the same period in 2010. The decrease in cost of goods sold was generally in line with our decreased sales volume and revenues. As a percentage of revenues, our cost of goods sold increased from 71.1% in the three months ended March 31, 2010 to 82.7% in the three months ended March 31, 2011. The increase was primarily due to increased fixed production costs and raw material price.

Gross profit. Our gross profit is equal to the difference between our revenue and our cost of goods sold. Our gross profit decreased $0.92 million, or 62%, to $0.57 million in the three months ended March 31, 2011, from $1.49 million during the same period in 2010. Such decrease was generally in line with our decreased sales volume and revenues. Gross profit as a percentage of revenue was 17.3% and 28.9% for three months ended March 31, 2011 and 2010, respectively.

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, cost of advertising, promotion, business travel, after-sale support, transportation costs and other sales related costs. Our selling and marketing expenses increased $0.05 million, or 29%, to $0.22 million in the three months ended March 31, 2011, from $0.17 million during the same period in 2010. The increase was primarily attributable to increased spending on advertising.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our general and administrative expenses increased $0.36 million, or 116%, to $0.67 million in the three months ended March 31, 2011, from $0.31 million during the same period in 2010. Such increase was attributable to increased administrative staff numbers and average salaries.

Interest expense. Interest expense increased $0.06 million, or 67%, to $0.15 million for the three months ended March 31, 2011, from $0.09 million during the same period in 2010. Such increase was mainly due to the increased bank loans.

Income (loss) before Income Taxes. Our income before income taxes decreased $1.32 million, to a $0.32 million loss in the three months ended March 31, 2011, from $0.99 million profit during the same period in 2010, as a result of the factors described above.

Income Taxes. Since we suffered a loss for the three months ended March 31, 2011, we didn’t accrue any income tax provision, while the income tax provision was $0.24 million during the same period in 2010.

Net Income (loss). As a result of the factors described above, we generated a net loss of $0.32 million in the three months ended March 31, 2011, a decrease of $1.08 million from a $0.76 million net profit during the same period in 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of approximately $0.38 million, primarily consisting of cash on hand and demand deposits. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$(3,648,285)	$(824,694)
Net cash provided by (used in) investing activities	(5,102,285)	(1,724,092)
Net cash provided by (used in) financing activities	8,045,400	2,925,675
Effects of exchange rate change in cash	3,128	122
Net increase (decrease) in cash and cash equivalents	(702,042)	230,727
Cash and cash equivalents at beginning of the period	1,080,787	757,742
Cash and cash equivalent at end of the period	$378,745	$988,469

Operating Activities

Net cash used in operating activities was $3.65 million for the three months ended March 31, 2011, as compared to $0.82 million for the same period in 2010. The increase was primarily attributable to (i) our net loss of $0.32 million, (ii) increase in due from related parties of $0.96 million, (iii) increase in inventories of $1.88 million, (iv) paydown of $0.82 of other payables and accrued charges, and (v) offset by a decrease in receivables of $2.2 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $5.10 million, as compared to $1.72 million during the same period in 2010. The increase in net cash used in investing activities was mainly attributable to the purchase of the Niconia brand, amounting to $1.56 million and the setting aside of restricted cash of $3.41 million.

Financing Activities

Net cash generated from financing activities for the three months ended March 31, 2011 was $8.05 million, as compared to $2.80 million during the same period in 2010. The increase in net cash generated from financing activities was mainly attributable to the increase in bills payable of $6.06 million.

Loan Commitments

As of the date of the Report, we are party to several loan and bill acceptance agreements as follows:

Loan Agreements:

  Loan Agreement between Best Cable and Wujin Rural Commercial Bank, pursuant to which Wujin Rural Commercial Bank provided a loan with a total amount of RMB1,450,000 (approximately $221,000) at March 31, 2011. The loan agreement is for a term from July 12, 2010 to June 25, 2011. The monthly interest rate is 0.523%. The loan outstanding at March 31, 2011 totaled approximately $221,000.

  Loan Agreement between Best Cable and Wujin Agriculture Bank pursuant to which Wujin Agriculture Bank provided loans with a total amount available to borrow of RMB10,000,000 (approximately $1,522,000) at March 31, 2011. The Company borrowed RMB3,000,000 (approximately $457,000) at March 31, 2011 and RMB5,000,000 (approximately $761,000) at March 31, 2011 respectively to Best Cable, for a term from February 28, 2011 to August 27, 2011 and December 22, 2010 to June 21, 2011, respectively. The monthly interest rate is 0.537% and 0.446%, respectively. The loans outstanding at March 31, 2011 totaled approximately $1,218,000.

  Loan Agreement between Best Cable and Wujin ICBC pursuant to which Wujin ICBC provided loans with a total amount available to borrow of RMB26,000,000 (approximately $3,957,000) at March 31, 2011. The agreement is for a term from November 16, 2009 to October 31, 2011. Wujin ICBC has disbursed RMB24,800,000 (approximately $3,757,000) at March 31, 2011 to Best Cable, with terms starting from December 8, 2010 and ending at December 20, 2011. The monthly interest rate is 0.5%. The loan outstanding at March 31, 2011 totaled approximately $3,775,000.

  Loan Agreement between Best Appliances and Wujin Rural Commercial Bank for a loan with a total amount available to borrow of RMB21,000,000 (approximately $3,196,000 at March 31, 2011). Wujin Rural Commercial Bank has disbursed an aggregate of RMB19,670,000 (approximately $2,994,000) at March 31, 2011 to Best Appliances. The monthly interest rate is 0.523%. The term of loan is from December 10, 2008 to September 25, 2011. The loan outstanding at December 31, 2010 totaled approximately $2,994,000.

  Loan Agreement between Best Appliance and Wujin Rural Commercial Bank, pursuant to which Wujin Rural Commercial Bank provided a loan with a total amount available to borrow of RMB7,000,000 (approximately $1,065,000 at March 31, 2011). The agreement is for a term from May 27, 2010 to May 26, 2013. The monthly interest rate is 0.523%. Wujin Rural Commercial Bank has disbursed RMB5,000,000 (approximately $761,000) at March 31, 2011 to Best Appliance for a term from June 7, 2010 to May 25, 2011. The loan outstanding at March 31, 2010 totaled approximately $761,000.

  Loan Agreement between Best Cable and Pudong Development Bank Changzhou Branch, pursuant to which Pudong Development Bank Changzhou Branch provided a loan with a total amount available to borrow of RMB 10,000,000 (approximately $1,522,000 at March 31, 2011). The agreement is for a term from January 6, 2011 to September 20, 2011. The monthly interest rate is 0.557%. Pudong Development Bank Changzhou Branch has disbursed RMB10,000,000 (approximately $1,522,000) at March 31, 2011 to Best Cable. The loan outstanding at March 31, 2011 totaled approximately $1,522,000.

Certain bank loans are secured by our buildings and land rights. Other unsecured bank loans were guaranteed by Mr. Shi, his wife Ms. Wang, and two non-related parties. Four loans totaling approximately $3.3 million were renewed in 2011 under similar terms for an additional year.

Bill Acceptance Agreements:

  Commercial Bill Acceptance Agreement, between Best Cable and Pudong Development Bank Changzhou Branch, pursuant to which Pudong Development Bank Changzhou Branch provided commercial bills with a total amount available to borrow of RMB40,000,000 (approximately $6,088,000) at March 31, 2011. The agreement is for a term from January 6, 2011 to January 6, 2012, however, the bills payable at March 31, 2011 become due at various times through July 2011. As the Company incurs future expenses, it will borrow additional funds under these arrangements. The bills outstanding at March 31, 2011 totaled $6,088,000.

  Commercial Bill Acceptance Agreement, between Best Cable and Communication Bank Fangzhicheng Subbranch, pursuant to which Communication Bank Fangzhicheng Subbranch, provided commercial bills with a total amount available to borrow of RMB10,000,000 (approximately $1,522,000) at March 31, 2011. The agreement is for a term from January 21, 2011 to March 28, 2012, however, the bills payable at March 31, 2011 become due at various times through September 2011. As the Company incurs future expenses, it will borrow additional funds under these arrangements. The bills outstanding at March 31, 2011 totaled $1,522,000.

  Commercial Bill Acceptance Agreement, between Best Cable and Wujin Agricultural Bank, pursuant to which Wujin ABC provided four commercial bills with a total amount available to borrow of RMB12,000,000 (approximately $1,826,000) at March 31, 2011. The agreement is for a term from June 1, 2009 to June 30, 2011, guaranteed by our CEO Mr. Shi, his wife, Ms. Wang, and KK Lighting, an unrelated party however, the bills payable at March 31, 2011 become due at various times through September 2011. As the Company incurs future expenses, it will borrow additional funds under these arrangements. The bills outstanding at March 31, 2011 totaled $2,131,000.

  Bank Acceptance Agreement, between Best Cable and Wujin Rural Commercial Bank pursuant to which Wujin Rural Commercial Bank provided a bill with a total amount available to borrow of RMB24,000,000 (approximately $3,653,000) at March 31, 2011. The agreement is for a term from April 21, 2010 to April 20, 2012, however, the bills payable at March 31, 2011 become due at various times through May 2011. As the Company incurs future expenses, it will borrow additional funds under these arrangements. The bills outstanding at March 31, 2011 totaled $3,653,000.

Capital Expenditures and Capital Requirements

Our capital expenditures for the three months ended March 31, 2011 and 2010 were $1.84 million and $0.28 million, respectively, representing the total amount of investment activities. Our capital expenditures during the first quarter of 2011 consisted of capital expenditures relating to the purchase of the Niconia brand, as compared to the first quarter of 2010, when we acquired certain equipment.

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank loans and equity contributions by our stockholders. We believe that our cash on hand and cash flow from operations will meet a portion of our present cash needs and we will require additional cash resources, including equity investment, to meet our expected capital expenditures and working capital requirements for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the Chinese economy and our industry and continually maintain effective cost controls in operations.

Off Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010, the Company acted as guarantor for bank loans granted to certain business associates totaling $6,301,080 and $6,272,100, respectively. The maximum amount that can be drawn on these guaranteed loans is $7,975,280 at March 31, 2011 and these guarantees expire at various times through August 2013. None of the Company’s directors or executive officers are involved in the normal operations or have invested in the business of the guaranteed business associates. All the business associates have a healthy record of paying back the loans in a timely manner.

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

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the consolidated financial statements. Therefore, no obligations with respect of the above guarantees were recognized as of March 31, 2011 and December 31, 2010, respectively.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues usually increase over each quarter of the calendar year with the first quarter usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

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

Purchased Intangible Assets

The Company conducts an impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s purchased intangible assets may be less than its carrying amount. The Company is in the process of finalizing its purchase price allocation for the NICONIA trademark acquisition.

The determination of fair value requires significant judgment and estimates, and the ultimate allocation of purchase price may change. Acquired intangibles with definite lives will be amortized on a straight-line basis over the remaining estimated economic life of the underlying assets. Intangible assets with indefinite lives are not amortized. The Company reviews its indefinite and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. In addition, the Company assesses its long-lived assets for impairment if they are abandoned

Revenue recognition

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

Recent Accounting Pronouncements

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

In April 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Intangibles-Goodwill and Others”, to provide guidance on when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This amendment to ASC 350 is effective for annual reporting periods beginning after December 15, 2010 for public companies. Transition requirements specify that companies must perform the Step 2 test on adoption for reporting units with a zero or negative carrying amount for which qualitative factors exist that indicate it is more likely than not that a goodwill impairment exists. Any resulting impairment charge would be recorded through a cumulative-effect adjustment to beginning retained earnings. This amendment is not expected to have a material impact for the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.

During the reporting period, the cash received from sales of all LEV’s were deposited into a personal account under Ms. Xueqing Wang’s name, however this account is actually managed and controlled by the Company as a cash account. Ms. Wang is our CEO Mr. Shi’s wife.  The cash in this account has been subsequently transferred to the Company’s bank account and going forward cash generated from sales for all LEV’s will be deposited directly into the Company’s bank account.

Changes in Internal Control over Financial Reporting

Other than the deposit of all LEV sales to Ms. Wang’s account, no other change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011	CHINA GREEN ENERGY INDUSTRIES, INC.

	By:	/s/ Jianliang Shi
Jianliang Shi, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jianfeng Xu
Jianfeng Xu, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)