Form 10-Q
period 2011-06-30
China Green Energy Industries, Inc.
filed 2011-08-15
CIK 1448776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Yes [X]       No [  ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]       No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	23,625,911

CHINA GREEN ENERGY INDUSTRIES, INC.

Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2011

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA GREEN ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011 AND 2010

Page(s)
Financial Statements
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)	2
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5-23

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)
For the three and six months ended June 30, 2011 and 2010

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Revenues	$7,918,897	$12,545,466	$11,193,148	$17,706,964
Cost of revenues	(6,399,693)	(8,764,716)	(9,106,743)	(12,434,930)

Gross profit	1,519,204	3,780,750	2,086,405	5,272,034

Operating expenses:
General and administrative expenses	1,152,785	326,944	1,826,690	633,136
Selling expenses	381,401	114,560	601,469	288,201

	1,534,186	441,504	2,428,159	921,337

Income/(loss) from operations	(14,982)	3,339,246	(341,754)	4,350,697

Interest income	127,822	66,983	239,097	116,238
Other income	5,035	26,138	53,348	59,233
Finance costs	(174,909)	(115,448)	(329,353)	(209,996)

Income/(loss) before income taxes	(57,034)	3,316,919	(378,662)	4,316,172

Income taxes - Note 16	38,587	(813,516)	38,587	(1,054,095)

Net income/(loss)	(18,447)	2,503,403	(340,075)	3,262,077
Other comprehensive income
Foreign currency translation adjustments	92,804	18,091	118,429	18,163

Total comprehensive income/(loss)	$74,357	$2,521,494	$(221,646)	$3,280,240
Earnings per share
- Basic	$(0.001)	$0.12	$(0.01)	$0.15
- Diluted	$(0.001)	$0.12	$(0.01)	$0.15

Weighted average number of shares outstanding
- Basic	23,547,438	21,386,670	23,538,475	21,060,600
- Diluted	23,547,438	21,386,670	23,538,475	21,060,600

See the accompanying Notes to Condensed Consolidated Financial Statements

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Condensed Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,743,311	$1,080,787
Restricted cash - Note 3	9,702,784	3,408,750
Accounts receivable, net - Note 4	11,048,511	11,537,053
Prepayments and other current assets - Note 5	1,858,010	638,553
Inventories, net - Note 6	5,955,296	2,733,369
Loans to third parties - Note 7	3,403,400	3,333,000
Loans to a related party - Note 8	3,226,121	3,159,388
Amounts due from related parties - Note 9	757,681	1,461,156
Deferred tax asset	51,572	113,002

Total current assets	38,746,686	27,465,058
Long-term equity investment - Note 10	169,139	165,640
Property, plant and equipment, net - Note 11	7,620,568	6,875,566
Intangible assets – Note 12	3,094,000	-
Land use rights - Note 13	1,048,127	1,037,606
Deferred tax asset	228,876	123,462

TOTAL ASSETS	$50,907,396	$35,667,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable	$11,790,650	$9,152,372
Bills payable – Note 3	18,215,925	6,817,500
Other payables and accrued charges – Note 14	2,273,670	2,857,780
Income tax payable	2,230,131	2,241,102
Amounts due to a related party – Note 9	91,544	-
Short-term bank loans - Note 15	10,661,924	8,926,380

Total current liabilities	45,263,844	29,995,134

TOTAL LIABILITIES	45,263,844	29,995,134

COMMITMENTS AND CONTINGENCIES - Note 17

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value 100,000,000 shares authorized; 23,625,911 shares issued and outstanding at June 30, 2011, 23,529,411 shares issued and outstanding at December 31, 2010	2,362	2,352
Additional paid-in capital	1,502,165	1,309,175
Accumulated other comprehensive income	339,383	220,954
Retained earnings	3,799,642	4,139,717

TOTAL STOCKHOLDERS’ EQUITY	5,643,552	5,672,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,907,396	$35,667,332

See the accompanying notes to the Condensed Consolidated Financial Statements

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010

	Six months ended
	June 30,
	(Unaudited)
	2011	2010

Cash flows from operating activities
Net income/(loss)	$(340,075)	$3,262,077
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization	386,055	174,907
Change in allowance for doubtful accounts	406,974	-
Deferred tax	(38,587)
Services paid by shares	193,000	-
Changes in operating assets and liabilities:
Accounts receivable	317,682	(8,106,058)
Prepayments and other current assets	(1,193,495)	390,823
Inventories	(3,131,467)	(665,396)
Amounts due from related parties	726,742	(879,779)
Accounts payables	1,542,049	5,806,730
Other payables and accrued charges	(637,620)	384,486
Income tax payable	(57,704)	1,029,064
Amount due to a related party	90,597	(87,597)

Net cash flows (used in)/provided by operating activities	(1,735,849)	1,309,257

Cash flows from investing activities
Payments to acquire property, plant and equipment	(968,348)	(1,791,475)
Payments to acquire intangible assets	(2,184,376)	(483,438)
Decrease (increase) in restricted cash	(6,157,682)	51,209
Loans to third parties	-	(2,568,356)
Cash acquired from the RTO	-	9,796

Net cash flows used in investing activities	(9,310,406)	(4,782,264)

Cash flows from financing activities
Proceeds from short-term bank loans	7,004,325	4,585,411
Repayment of short-term bank loans	(5,473,325)	(1,542,135)
Loan from a third party	-	292,623
Increase in bills payable	11,138,025	658,402

Net cash flows provided by financing activities	12,669,025	3,994,301

Effect of foreign currency translation on cash and cash equivalents	39,754	5,117

Net increase in cash and cash equivalents	1,662,524	526,411

Cash and cash equivalents - beginning of period	1,080,787	757,742

Cash and cash equivalents - end of period	$2,743,311	$1,284,153

Supplemental disclosures for cash flow information
Interest paid	$329,353	$209,996
Income taxes paid	$12,115	$12,998

See the accompanying Notes to Condensed Consolidated Financial Statements

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010

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

As a condition precedent to the consummation of the Share Exchange Agreement, on June 9, 2010, the Company entered into a cancellation agreement, (the “Cancellation Agreement”), with Mr. Haifeng Lu, who was the major stockholder of the Company immediately before the Share Exchange Agreement, whereby Mr. Lu agreed to the cancellation of 4,000,000 shares of the Company’s common stock owned by him of the then 6,794,384 shares outstanding. The Company assumed the remaining 2,794,384 shares along with certain cash balances of TradeOn, Inc. as part of the RTO. Mr. Haifeng Lu served as the Company’s sole director and officer from May 10, 2010 until June 9, 2010 when he was replaced by Mr. Jianliang Shi (“Mr. Shi”), a founder of Jiangsu Best Electrical Appliances Co., Ltd. (“Best Appliances”) and Changzhou City Wujin Best Electronic Cables Co., Ltd. (“Best Cables”). Mr. Shi and his spouse, Ms. Xueqin Wang (“Mrs. Shi”), together own the entire interests in Best Appliances and Best Cables, respectively.

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

PRC law places certain restrictions on roundtrip investments through the acquisition of a PRC entity by PRC residents. To comply with these restrictions, in conjunction with the RTO, the Company, via Best Green Changzhou, entered into and consummated certain contractual arrangements with Best Appliances, Best Cables, and Mr. and Mrs. Shi pursuant to which the Company provides Best Appliances and Best Cables with technical, business and management consulting services and appoints their senior executives and approves all matters requiring shareholders’ approval. As a result of these contractual arrangements, which obligates Best Green Changzhou to absorb a majority of the risk of loss from the activities of Best Appliances and Best Cables and enables Best Green Changzhou to receive a majority of their expected residual returns, the Company accounts for the two entities as variable interest entities (“VIE”) pursuant to Accounting Standards Codification (“ASC”) 810 (the “VIE Arrangement”). The VIE Arrangements are set out in note 2. Best Appliances and Best Cables are collectively referred to as the “VIEs” herein after and are consolidated with the Company which has been deemed the primary beneficiary of both VIEs.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010

1.	Corporate information (cont’d)

Before the closing of the share exchange, on April 24, 2010, Mr. and Mrs. Shi entered into an option agreement (the “Option Agreement”) with Mr. Marsel Gilyazov, the sole shareholder and director of Best Green Investments, pursuant to which Mr. and Mrs. Shi were granted options, exercisable 60 days after the date on which a current report on Form 8-K is filed with the Securities and Exchange Commission (the “SEC”) in respect of the Share Exchange Agreement, to acquire 51% and 49% equity interest of Best Green Investments, and ending on the fifth annual anniversary of that date. After Mr. and Mrs. Shi have exercised these options, they will be the Company’s controlling stockholders. On October 20, 2010, Mr. and Mrs. Shi exercised their options to purchase the equity interest of Best Green Investments. As a result, Mr. and Mrs. Shi own an aggregate of 20,734,531 of the total outstanding shares of the Company’s capital stock and 88% total voting power of all of the Company’s outstanding voting securities.

The acquisition of Best Green BVI was accounted for as a recapitalization effected by a share exchange, wherein Best Green BVI is considered the acquirer for accounting and financial reporting purposes. The Company’s assets and liabilities have been brought forward at their book value and no goodwill has been recognized. In addition, the reverse takeover accounting was used to account for the VIE Arrangement as the VIEs were under common control of Mr. and Mrs. Shi before and after the RTO (by virtue of the Option Agreement) and the VIE Arrangement. These financial statements, issued under the name of the Company, represent the continuation of the consolidated financial statements of the VIEs.

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

Liquidity and capital resource

To date, the Company has financed its operations primarily through cash flows from operations, augmented by short-term bank loans and equity contributions by our stockholders. Management believes that cash on hand and cash flow from operations will meet a portion of the Company’s present cash needs and will require additional cash resources, including equity investment, to meet expected capital expenditures and working capital requirements for the next 12 months. The Company may, however, in the future, require additional cash resources due to changed business conditions, implementation of management’s strategy to expand our marketing efforts and increase brand awareness, or acquisitions the Company may decide to pursue. If the Company’s own financial resources are insufficient to satisfy capital requirements, the Company may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to the Company, if at all. Any failure by management to raise additional funds on terms favorable to the Company, or at all, could limit the Company’s ability to expand business operations and could harm overall business prospects. Management intends to re-finance the short-term debts with the existing lenders. However, the Company currently does not have any agreements to extend or re-finance the debt.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2010 Annual Report on Form 10-K, filed March 31, 2011. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the operating results for the full year.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and the VIEs. All significant inter-company accounts and transactions have been eliminated in consolidation.

Variable interest entities

Each of the VIEs and Mr. and Mrs. Shi entered into the following agreements with Best Green Changzhou, pursuant to which the VIEs became the VIEs of Best Green Changzhou.

Consulting Agreement

Under the Consulting Agreement, Best Green Changzhou provides exclusive technical, business and management consulting services to the VIEs in exchange for service fees equal to 100% of the total annual net profits of the VIEs. Best Green Changzhou is obligated to absorb a majority of the risk of loss from the activities of the VIEs.

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
For the three and six months ended June 30, 2011 and 2010

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade accounts receivables and other receivables. As of June 30, 2011 and December 31, 2010, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade accounts receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade accounts receivables.

During the reporting periods, customers representing 10% or more of the Company’s revenues are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Belkin Appliances (Changzhou) Co., Ltd.	$1,249,210	$6,023,174	$1,979,810	$7,334,072
Changzhou Xinrun Refrigeration Equipment Co., Ltd.	-	1,350,763	-	2,391,002
Changzhou Best Changlong International Trade Co., Ltd.	197,021	1,756,184	412,243	1,756,184

	$1,446,231	$9,130,121	$2,392,053	$11,481,258

Details of customers representing 10% or more of the Company’s trade accounts receivables as of June 30, 2011 and December 31, 2010, respectively, are as follows:

	As of	As of
	June 30,	December 31,
	(Unaudited)
	2011	2010

Belkin Appliances (Changzhou) Co., Ltd.	$5,731,411	$6,721,013
Changzhou Xinrun Refrigeration Equipment Co., Ltd.	1,475,695	1,445,171

	$7,207,106	$8,166,184

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of June 30, 2011 and December 31, 2010, most of the Company’s cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining balances of cash and cash equivalents were denominated in Hong Kong dollars (“HKD”).

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

Loans and investments in privately held entities

From time-to-time, the Company makes investments in and/or loans to privately-held companies. The Company determines whether the fair values of any investments in privately held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded. On a quarterly basis, the Company reviews outstanding loans receivable to determine if a provision for doubtful loans is necessary. These reviews include discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events. The Company currently has not set up any allowance for losses as no events have occurred which could indicated the potential uncollectability of the loans.

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is determined using weighted average cost method, and includes expenditure incurred in acquiring the inventories and bringing them to their existing location and condition. In the case of finished goods and work in progress, cost includes materials, labor and an appropriate share of production overhead based on normal operating capacity.

The Company regularly reviews the cost of inventories against their estimated fair market value and may record a write-down for inventories that have cost in excess of estimated fair market value.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010

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

Construction in progress mainly represents expenditures for the Company’s offices and factories under construction. All direct costs relating to the acquisition or construction of the Company’s offices and factories are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the lease of 50 years obtained from the relevant PRC land authority.

Intangible assets

The determination of fair value requires significant judgment and estimates, and the ultimate allocation of purchase price may change. Acquired intangibles with definite lives will be amortized on a straight-line basis over the remaining estimated economic life of the underlying assets. Intangible assets with indefinite lives are not amortized. The Company reviews its indefinite and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. In addition, the Company assesses its long-lived assets for impairment if they are abandoned. The Company identified no such impairment loss as of December 31, 2010. The Company conducts an impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s purchased intangible assets may be less than its carrying amount.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010

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

Government grants

During the six months ended June 30, 2011 and 2010, the Company received government grants of $48,752 and $35,398, respectively from PRC local government authorities. During the three months ended June 30, 2011 and 2010, the Company received government grants of $3,212 and $4,395, respectively. The grants were subsidies which were unconditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. Such grants were recognized as income in the years received.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

Cost of revenues

Cost of revenues consists primarily of materials costs, wages, employee compensation, depreciation and related costs, which are directly attributable to the production of products. Write-down of inventories to the lower of cost or market is also recorded in cost of revenues.

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

Advertising expenses amounting to $98,318 and $76,558 for the six months ended June 30, 2011 and 2010, respectively, are included in selling expenses. Advertising expenses amounting to $13,248 and $13,936 for the three months ended June 30, 2011 and 2010, respectively, are included in selling expenses.

Transportation expenses amounting to $147,082 and $132,994 for the six months ended June 30, 2011 and 2010, respectively, are included in selling expenses. Transportation expenses amounting to $79,558 and $70,995 for the three months ended June 30, 2011 and 2010, respectively, are included in selling expenses.

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

The Company accounts for income tax uncertainties using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit to be recognized in the financial statements. The Company expenses any penalties or interest associated with tax obligations as general and administrative expenses and interest expense, respectively. As of June 30, 2011 and December 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

Comprehensive income/(loss)

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

For the six months ended June 30, 2011 and 2010, the Company recorded foreign currency translation losses of $12,540 and $3,503, respectively. For the three months ended June 30, 2011 and 2010, the Company recorded foreign currency translation losses of $7,647 and $2,313, respectively. The losses were primarily due to the weakening of the US dollar. Foreign currency translation losses were recognized and recorded as the general and administrative expenses as incurred.

Fair value of financial instruments

The Company considers the carrying values reported in the consolidated balance sheets for assets and liabilities qualifying as financial instruments approximate their fair values due to the short-term maturities or the applicable interest rates approximate the current market rates.

Stock-based compensation

During the three and six months ended June 30, 2011, the Company issued 96,500 unregistered shares of common stock as considerations for services provided by the vendors.

Dividends

During the reporting periods, the Company did not declare any dividends.

Reclassifications

Certain prior year balances have been reclassified to adhere to the current year presentation.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

Basic and diluted earnings/(loss) per share

Basic earnings/(loss) per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the average number of common stock outstanding during the reporting periods.

Diluted earnings/(loss) per share is computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the three and six months ended June 30, 2011 and 2010, there were no potentially dilutive shares.

Recently issued accounting pronouncements

In July, 2010, the FASB issued ASU 2010-20 “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, a entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods that ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a material effect on the financial statements of the Company for the six months ended June 30, 2011.

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

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010

3.	Restricted cash and bills payable

The restricted cash at June 30, 2011 and December 31, 2010, represents bank deposits held as collateral for bills payable issued by the Company. When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 50% to 100% of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity. As of June 30, 2011, the Company has issued $18,216,000 in bills which will be funded from various banks under which the Company has entered into such arrangements. These bills will be paid at various times through December 2011, at which point the Company will issue additional bills to its suppliers.

4.	Trade accounts receivables, net	As of	As of
		June 30,	December 31,
		2011	2010
		(Unaudited)

	Accounts receivable	$11,694,443	$11,766,903
	Allowance for doubtful accounts	(645,932)	(229,850)

		$11,048,511	$11,537,053

5.	Prepayments and other current assets	As of	As of
		June 30,	December 31,
		2011	2010
		(Unaudited)

	Other receivables	$374,794	$267,873
	Prepayment to suppliers	1,548,190	434,310
		1,922,984	702,183
	Allowance for doubtful accounts	(64,974)	(63,630)

		$1,858,010	$638,553

6.	Inventories, net	As of	As of
		June 30,	December 31,
		2011	2010
		(Unaudited)

	Raw materials	$4,217,108	$1,914,267
	Work in progress	911,069	361,374
	Finished goods	1,031,718	658,095

		6,159,895	2,933,736
	Allowance for obsolete inventories	(204,599)	(200,367)

		$5,955,296	$2,733,369

No additional allowance for obsolete inventories was recognized during the three and six months ended June 30, 2011 and 2010.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010

7.	Loans to third parties		As of	As of
			June 30,	December 31,
		Note	2011	2010
			(Unaudited)
	Loans to third parties
	Changzhou Fengshun Packing Container Co., Ltd.	(a)	$1,547,000	$1,515,000
	Changzhou Chuanghua Plastics Co., Ltd.	(b)	1,856,400	1,818,000

			$3,403,400	$3,333,000

Notes:

(a)	The loan is interest-bearing at 6% per annum, unsecured and repayable on May 18, 2012.

(b)	Loans of $773,500 and $1,082,900 are interest-bearing at 6% per annum, unsecured and repayable on May 17, 2012 and May 20, 2012, respectively.

8.	Loans to a related party

The Company had $3,226,121 and $3,159,388 of loans to a related party, Jiangsu Dachao Electronic Vehicle Technology Company Limited, at June 30, 2011 and December 31, 2010, respectively. The loans are interest- bearing at 6% per annum and unsecured. Of this, $510,510, $1,168,611 and $1,547,000 are repayable in December 2011, May 2012 and June 2012, respectively.

9.	Amounts due from/to related parties	As of	As of
		June 30,	December 31,
		2011	2010
		(Unaudited)
	Amounts due from related parties
	Changzhou Best Changlong International Trade Company Limited (“Changzhou Best Changlong”)	$757,681	$785,777
	Jiangsu Dachao Electronic Vehicle Technology Company Limited (“Jiangsu Daochao”)	-	546,604
	Changzhou Best Education and Training Center	-	128,775

		$757,681	$1,461,156

	Amounts due to a related party
	Jiangsu Daochao	$91,544	$-

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

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010

11.	Property, plant and equipment, net	As of	As of
		June 30,	December 31,
		2011	2010
		(Unaudited)
	Cost :
	Buildings	$3,108,536	$3,040,228
	Plant and machinery	5,730,163	5,034,951
	Motor vehicles	438,299	232,990
	Office equipment	285,611	329,274

		9,562,609	8,637,443
	Accumulated depreciation	(2,371,902)	(1,951,979)
	Construction in progress	429,861	190,102

	Property, plant and equipment, net	$7,620,568	$6,875,566

During the reporting periods, depreciation is included in:

	Three months		Six months ended
	ended June 30,		June 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Cost of revenues and overheads of inventories	$167,879	$79,560	$334,722	$156,075
Administrative expenses	31,432	4,269	40,055	8,054

	$199,311	$83,829	$374,777	$164,129

As of June 30, 2011 and December 31, 2010, property, plant and equipment with net book values of $1,480,373 and $1,598,264, respectively, were pledged as collateral under certain loan arrangements (Note 15).

12.	Intangible assets

Intangible assets represent the brand name of “Niconia” for LEV’s purchased for a total consideration of RMB20 million or $3,094,000. The Company acquired the brand in January 2011 for which $2,207,204 has been paid and the remaining $886,796 is due January 2012.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010

13.	Land use rights	As of	As of
		June 30,	December 31,
		2011	2010
		(Unaudited)

	Cost	$1,139,320	$1,115,753
	Accumulated amortization	(91,193)	(78,147)

		$1,048,127	$1,037,606

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated.

As of June 30, 2011 and December 31, 2010, land use rights with net book values of $1,048,127 and $1,037,606, respectively, were pledged as collateral under certain loans agreements (Note 15).

Amortization for the six months ended June 30, 2011 and 2010 amounted to $11,278 and $10,778, respectively. Amortization for the three months ended June 30, 2011 and 2010 amounted to $5,687 and $5,390, respectively. The estimated amortization expense for each years following June 30, 2011 is approximately $22,000 per year.

14.	Other payables and accrued charges	As of	As of
		June 30,	December 31,
		2011	2010
		(Unaudited)

	Salaries and welfare payable	$223,329	$452,007
	Receipt in advance from customers	838,121	634,921
	Value-added tax and other taxes payable	808,928	1,712,581
	Other payables	403,292	58,271

		$2,273,670	$2,857,780

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010

15.	Short-term bank loans	As of	As of
		June 30,	December 31,
		2011	2010
		(Unaudited)

	Secured bank loans	$4,040,764	$3,957,180
	Unsecured bank loans	6,621,160	4,969,200

		$10,661,924	$8,926,380

All bank loans are repayable within one year.

The bank loans as of June 30, 2011 and December 31, 2010 carried annual interest from 5.56% to 8.65% and are due at various dates through June 2012. Eight loans totaling approximately $7.07 million were renewed in 2011 under similar terms for an additional year.

The secured bank loans were secured by the Company’s following assets, which are presented at their net book values:

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)

Buildings - Note 11	$1,480,373	$1,598,264
Land use rights - Note 13	1,048,127	1,037,606

	$2,528,500	$2,635,870

The unsecured bank loans as of June 30, 2011 and December 31, 2010 were guaranteed by Mr. and Mrs. Shi and two non-related parties. Each of the aforementioned parties did not receive any compensation for acting as guarantors for the Company.

During the reporting periods, there were no covenant requirements under the bank loans granted to the Company. The Company has available approximately $1.0 million remaining under these loan agreements which it can borrow.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010

16.	Income tax

United States

The Company is subject to the United States of America federal tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of June 30, 2011 and December 31, 2010, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Best Green BVI was incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income tax.

PRC

Best Green Changzhou and the VIEs, which are established in the PRC, are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25% on their assessable profits for the three and six months ended June 30, 2011 and 2010.

17.	Commitments and contingencies

Capital commitment

As of June 30, 2011 and December 31, 2010, the Company had capital commitments amounting to $545,782 and $610,242, respectively, with respect to the acquisition of property, plant and equipment that were contracted for but not provided in the condensed consolidated financial statements. Such commitments will be recorded to the financial statements when the property, plant and equipment is received.

Contingencies

As of June 30, 2011 and December 31, 2010, the Company acted as guarantor for bank loans granted to certain business associates totaling $7,131,670 and $6,272,100, respectively. The maximum amount that can be drawn on these guaranteed loans is $11,231,220 at June 30, 2011 and these guarantees expire at various times through May 2013. None of the Company’s directors or executive officers are involved in the normal operations or have invested in the business of the guaranteed business associates. All of the business associates have a history of paying back the loans in a timely manner.

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

Management has assessed the fair value of the obligations arising from the above financial guarantees and determined it to be immaterial to the condensed consolidated financial statements. Therefore, no obligations with respect to the above guarantees were recognized as of June 30, 2011 and December 31, 2010.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010

18.	Related party transactions

Apart from the transactions and information as disclosed in notes 8, 9 and 15 to the condensed consolidated financial statements, the Company had the following transactions with its related parties during the three and six months ended June 30, 2011 and 2010, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales of goods to Changzhou Best Changlong	$197,021	$1,756,184	$412,243	$1,756,184
Purchase of goods from Jiangsu Dachao	-	476,000	-	476,000
Interest income from Jiangsu Dachao	47,759	9,581	94,995	9,581

The Company believes that the terms obtained and consideration received in connection with the transactions described above were no less favorable than those that would have been obtained by the Company in arm’s-length transactions with an unrelated party.

19.	Stockholders’ equity

In June 2011, the Board of Directors issued 96,500 unregistered shares of common stock at par value of $0.0001 with a fair value of $193,000 as consideration for services provided by the vendors. The fair value per share is determined at stock price on the day when shares are issued.

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

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	Six months ended		Six months ended		Six months ended		Six months ended
	June 30,(unaudited)		June 30,(unaudited)		June 30,(unaudited)		June 30, (unaudited)
	2011	2010	2011	2010	2011	2010	2011	2010

Revenue from external customers	$2,314,160	$7,110,048	$5,496,792	$9,895,870	$3,382,196	$701,046	$11,193,148	$17,706,964
Segment profit/(loss)	(54,157)	1,699,607	(128,639)	2,365,540	(79,152)	167,580	(261,948)	4,232,727

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	Three months ended		Three months ended		Three months ended		Three months ended
	June 30,(unaudited)		June 30,(unaudited)		June 30, (unaudited)		June 30, (unaudited)
	2011	2010	2011	2010	2011	2010	2011	2010

Revenue from external customers	$1,672,771	$4,856,698	$3,476,229	$6,987,722	$2,769,897	$701,046	$7,918,897	$12,545,466
Segment profit/(loss)	8,092	1,278,387	67,465	1,821,917	(19,726)	169,774	55,831	3,270,078

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	As of	As of	As of	As of	As of	As of	As of	As of
	June	December	June	December	June	December	June	December
	30,2011	31,2010	30,2011	31,2010	30,2011	31,2010	30,2011	31,2010
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$13,344,302	$9,913,659	$19,033,588	$17,068,989	$10,971,622	$533,959	$43,349,512	$27,516,607

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010

20.	Segment information (cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Total consolidated revenue	$7,918,897	$12,545,466	$11,193,148	$17,706,964

Total profit/(loss) for reportable segments	$55,831	$3,270,078	$(261,948)	$4,232,727
Unallocated amounts relating to operations:
Interest income	98,970	63,285	195,211	99,889
General and administrative expenses	(211,835)	(16,444)	(311,925)	(16,444)

Income/(loss) before income taxes	$(57,034)	$3,316,919	$(378,622)	$4,316,172

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Total assets for reportable segments	$43,349,512	$27,516,607
Cash and cash equivalents	1,543	1,541
Other receivables	-	30,000
Amounts due from related parties	757,681	1,461,156
Loans to third parties	3,403,400	3,333,000
Loans to a related party	3,226,121	3,159,388
Long-term equity investment	169,139	165,640

	$50,907,396	$35,667,332

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010

20.	Segment information (cont’d)

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended		Six months ended
	June 30 (Unaudited)		June 30 (Unaudited)
	2011	2010	2011	2010

PRC	$5,069,919	$8,233,256	$7,069,815	$10,848,983
Hong Kong	760,077	969,038	1,042,017	1,436,589
United States of America	716,747	700,241	1,006,332	1,062,001
Taiwan	248,790	393,784	472,585	574,528
United Kingdom	89	347,775	10,463	814,516
Denmark	305	332,645	35,889	799,771
Germany	38,918	333,168	57,864	579,469
Australia	75,171	443,703	241,187	536,701
France	54,221	33,825	100,095	226,486
Others	954,660	758,031	1,156,901	827,920

Total	$7,918,897	$12,545,466	$11,193,148	$17,706,964

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

  “CGRE,” “the Company,” “we,” “us,” and “our,” each refers to the combined business of China Green Energy Industries, Inc., a Nevada corporation, its wholly-owned subsidiaries, Best Green BVI and Best Green Changzhou, and its variable interest entities, Best Cable and Best Appliances;

  “Best Green BVI” refers to Best Green Energy Industries Limited, a BVI company;

  “Best Green Changzhou” refers to Best Green Energy (Changzhou) Co., Ltd., a PRC company;

  “Best Cable” refers to Changzhou City Wujin Best Electronic Cables Co., Ltd., a PRC company;

  “Best Appliances” refers to Jiangsu Best Electrical Appliances Co., Ltd., a PRC company;

  “BVI” refers to the British Virgin Islands;

  “PRC” and “China” each refers to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan;

  “SEC” refers to the Securities and Exchange Commission;

  “Securities Act” refers to the Securities Act of 1933, as amended;

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

  “Renminbi” and “RMB” each refers to the legal currency of China; and

  “U.S. dollars,” “dollars” and “$” each refers to the legal currency of the United States.

Overview of our Business

We manufacture and distribute clean technology-based consumer products. We also manufacture and distribute network and HDMI cables. Our products consist of light electric vehicles, or LEVs, and cryogen-free refrigerators. We manufacture several different varieties of LEVs and cryogen-free refrigerators. We sell some of our products under our own brand name of “BEST” and the balance of our products as an original equipment manufacturer, or OEM, for other companies, who are our customers. On January 25, 2011, we acquired the “NICONIA LEV” brand name and retail sales network, which we believe will compliment our line of LEVs.

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

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second quarter of 2011:

  Revenues: Revenue was $7.92 million for the three months ended June 30, 2011, a decrease of $4.63 million, or 36.89%, from $12.55 million for the same period last year.

  Gross profit and margin: Gross profit was $1.52 million for the three months ended June 30, 2011, a decrease of $2.26 million, or 59.79%, from $3.78 million for the same period last year. Gross margin was 19.18% for the three months ended June 30, 2011, as compared to 30.14% for the same period last year, a 10.95% decrease.

  Net income(loss): Net loss was $0.02 million for the three months ended June 30, 2011, a decrease of $2.52 million from $2.50 million of net profit for the same period of last year.

  Fully diluted net income (loss) per share: Fully diluted net loss per share for the three months ended June 30, 2011 was $0.001, as compared to net income per share of $0.12 for the same period last year.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

The following table shows key components of our results of operations during the three months ended June 30, 2011 and 2010, in both dollars and as a percentage of our total revenues.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
		Percent of		Percent of
	Dollars	Revenues	Dollars	Revenues
Revenues	$7,918,897	100%	$12,545,466	100%
Cost of revenues	(6,399,693)	(80.82)%	(8,764,716)	(69.86)%
Gross profit	1,519,204	19.18%	3,780,750	30.14%
Operating expenses:
General and administrative expenses	1,152,785	14.56%	326,944	2.61%
Selling expenses	381,401	4.82%	114,560	0.91%
Total operating expenses	1,534,186	19.38%	441,504	3.52%
Income/(loss) from operations	(14,982)	(0.20)%	3,339,246	26.62%
Interest income	127,822	1.61%	66,983	0.53%
Other income	5,035	0.06%	26,138	0.21%
Finance costs	(174,909)	(2.21)%	(115,448)	(0.92)%
Income/(loss) before income taxes	(57,034)	(0.74)%	3,316,919	26.44%
Income taxes	38,587	0.49%	(813,516)	(6.48)%
Net income/(loss)	(18,447)	(0.25)%	2,503,403	19.95%
Foreign currency translation adjustments	92,804	1.17%	18,091	0.14%
Total comprehensive income/(loss)	$74,357	0.92%	$2,521,494	20.10%

Revenues. To date, most of our revenues have been generated through sales in the PRC and Hong Kong regions. Our revenues decreased $4.63 million, or 36.89%, to $7.92 million for the three months ended June 30, 2011 from $12.55 million during the same period in 2010. The decrease was due to a decrease in sales of both cable products and refrigerators. Revenue of cable products decreased by 50.29% from $7.00 million in the three months ended June 30, 2010 to $3.48 million in the three months ended June 30, 2011. The decrease was mainly due to reduced customer demand as a result of deterioration in the general market. Revenue from refrigerators decreased by 65.64% from $4.86 million in the three months ended June 30, 2010 to $1.67 million in the three months ended June 30, 2011. The decrease was mainly due to reduced customer demand as a result of deterioration in the general market. We experienced an increase in LEV sales, which rose from $0.70 million in the three months ended June 30, 2010 to $2.77 million in the three months ended June 30, 2011, which was attributable to the acquisition of the Niconia LEV brand

Cost of revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of revenues decreased $2.36 million, or 28.10%, to $6.40 million in the three months ended June 30, 2011, from $8.76 million during the same period in 2010. The decrease in cost of goods sold resulted from our decreased sales volume and revenues. As a percentage of revenues, our cost of revenues increased from 69.86% in the three months ended June 30, 2010 to 80.82% in the three months ended June 30, 2011. The increase was primarily due to increased raw material prices.

Gross profit. Our gross profit decreased $2.26 million, or 59.79%, to $1.52 million in the three months ended June 30, 2011, from $3.78 million during the same period in 2010. Such decrease generally resulted from our decreased sales volume and revenues. Gross profit as a percentage of revenue was 19.18% and 30.14% for the three months ended June 30, 2011 and 2010, respectively.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our general and administrative expenses increased $0.82 million, or 252.59%, to $1.15 million in the three months ended June 30, 2011, from $0.33 million during the same period in 2010. Such increase was attributable to increased payroll expenses resulting from increase of staff number due to expansion in LEV business as well as stock compensation expenses and additional bad debt reserve.

Selling expenses. Our selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, cost of advertising, promotion, business travel, transportation costs and other sales related costs. Our selling expenses increased $0.27 million, or 245.45%, to $0.38 million in the three months ended June 30, 2011, from $0.11 million during the same period in 2010. The increase was primarily attributable to increased spending on marketing and exhibitions.

Finance costs. Our finance costs increased $0.05 million, or 41.67%, to $0.17 million for the three months ended June 30, 2011, from $0.12 million during the same period in 2010. Such increase was mainly due to an increase in amounts borrowed under bank loans.

Income (loss) before income taxes. Our income (loss) before income taxes decreased $3.37 million, to $(0.06) million for the three months ended June 30, 2011, from a $3.32 million profit during the same period in 2010, as a result of the factors described above.

Income taxes. We incurred an income tax credit of $0.04 million for the three months period ended June 30, 2011, a decrease of $0.85 million from $0.81 million during the same period in 2010. This decrease in income tax expense was due to the drop in our taxable profit over the period.

Net income (loss). As a result of the factors described above, we generated a net loss of $0.02 million in the three months ended June 30, 2011, a decrease of $2.52 million from a $2.50 million net profit during the same period in 2010.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

The following table shows key components of our results of operations during the six months ended June 30, 2011 and 2010, in both dollars and as a percentage of our total revenues.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
		Percent of		Percent of
	Dollars	Revenues	Dollars	Revenues
Revenues	$11,193,148	100%	$17,706,964	100%
Cost of revenues	(9,106,743)	(81.36)%	(12,434,930)	(70.23)%
Gross profit	2,086,405	18.64%	5,272,034	29.77%
Operating expenses:
General and administrative expenses	1,826,690	16.32%	633,136	3.58%
Selling expenses	601,469	5.37%	288,201	1.63%
Total operating expenses	2,428,259	21.69%	921,337	5.20%
Income/(loss) from operations	(341,754)	(3.05)%	4,350,697	24.57%
Interest income	239,097	2.14%	116,238	0.66%
Other income	53,348	0.48%	59,233	0.33%
Finance costs	(329,353)	(2.94)%	(209,996)	(1.19)%
Income/(loss) before income taxes	(378,662)	(3.37)%	4,316,172	24.38%
Income taxes	38,587	0.34%	(1,054,095)	(5.95)%
Net income/(loss)	(340,075)	(3.03)%	3,262,077	18.42%
Foreign currency translation adjustments	118,429	1.06%	18,163	0.10%
Total comprehensive income/(loss)	$(221,646)	(1.97)%	$3,280,240	18.53%

Revenues. Our revenues decreased $6.52 million, or 36.82%, to $11.19 million for the six months ended June 30, 2011 from $17.71 million during the same period in 2010. The decrease was due to a decrease in sales of both cable products and refrigerators. Revenue of cable products decreased by 44.44% from $9.90 million in the six months ended June 30, 2010 to $5.50 million in the six months ended June 30, 2011. The decrease was mainly due to reduced customer demand as a result of deterioration in the general market. Revenue from refrigerators decreased by 67.51% from $7.11 million in the six months ended June 30, 2010 to $2.31 million in the six months ended June 30, 2011. The decrease was mainly due to reduced customer demand as a result of deterioration in the general market. We experienced an increase in LEV sales, which rose from $0.70 million in the six months ended June 30, 2010 to $3.38 million in the six months ended June 30, 2011, which was attributable to the acquisition of the Niconia LEV brand. Since the end of the first quarter, the shortage of workers has been resolved. We were able to increase our production volume to satisfy expected orders with our existing manufacturing capacity.

Cost of revenues. Our cost of revenues decreased $3.32 million, or 26.71%, to $9.11 million in the six months ended June 30, 2011, from $12.43 million during the same period in 2010. The decrease in cost of goods sold resulted from our decreased sales volume and revenues. As a percentage of revenues, our cost of revenues increased from 70.23% in the six months ended June 30, 2010 to 81.36% in the six months ended June 30, 2011. The increase was primarily due to increased fixed production costs and raw material prices.

Gross profit. Our gross profit decreased $3.18 million, or 60.34%, to $2.09 million in the six months ended June 30, 2011, from $5.27 million during the same period in 2010. Such decrease resulted primarily from our decreased sales volume and revenues. Gross profit as a percentage of revenue was 18.64% and 29.77% for six months ended June 30, 2011 and 2010, respectively.

General and administrative expenses. Our general and administrative expenses increased $1.20 million, or 190.48%, to $1.83 million in the six months ended June 30, 2011, from $0.63 million during the same period in 2010. Such increase was attributable to increased payroll expenses resulting from increase of staff number due to expansion in LEV business as well as stock compensation expenses and additional bad debt reserve.

Selling expenses. Our selling expenses increased $0.31 million, or 106.90%, to $0.60 million in the six months ended June 30, 2011, from $0.29 million during the same period in 2010. The increase was primarily attributable to increased spending on marketing and exhibitions.

Finance costs. Our finance costs increased $0.12 million, or 57.14%, to $0.33 million for the six months ended June 30, 2011, from $0.21 million during the same period in 2010. Such increase was mainly due to an increase in bank loans.

Income (loss) before income taxes. Our income (loss) before income taxes decreased $4.70 million, to $(0.38) million for the six months ended June 30, 2011, from a $4.32 million profit during the same period in 2010, as a result of the factors described above.

Income taxes. We incurred income tax credit of $0.04 million for the six months period ended June 30, 2011, a decrease of $1.09 million from $1.05 million during the same period in 2010 This decrease in income tax expense was due to the drop in our taxable profit over the period.

Net income (loss). As a result of the factors described above, we generated a net loss of $0.34 million in the six months ended June 30, 2011, a decrease of $3.60 million from a $3.26 million net profit during the same period in 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of approximately $2.74 million, primarily consisting of cash on hand and demand deposits. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Six Months Ended June 30,
	2011	2010
Net cash (used in) provided by operating activities	$(1,735,849)	$1,309,257
Net cash used in investing activities	(9,310,406)	(4,782,264)
Net cash provided by financing activities	12,669,025	3,994,301
Effects of exchange rate change in cash	39,754	5,117
Net increase in cash and cash equivalents	1,662,524	526,411
Cash and cash equivalents at beginning of the period	1,080,787	757,742
Cash and cash equivalent at end of the period	$2,743,311	$1,284,153

Operating Activities

Net cash used in operating activities was $1.74 million for the six months ended June 30, 2011, as compared to $1.31 million net cash provided by operating activities for the same period in 2010. The decrease was primarily attributable to (i) net income decreasing by $3.08 million, (ii) increase in inventories of $2.47 million, (iii) pay down of $5.29 million of accounts payable, other payables and accrued charges, offset by a decrease in accounts receivable of $8.42 million and amounts due from related parties of $1.78 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $9.31 million, as compared to $4.78 million during the same period in 2010. The increase in net cash used in investing activities was mainly attributable to (i) increase in spending on intangible assets by $1.70 million primarily resulting from the purchase of the Niconia LEV brand, and (ii) additional restricted cash deposit requirements of $6.21 million as a result of issuance of bills payable.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $12.67 million, as compared to $3.99 million during the same period in 2010. The increase in net cash generated from financing activities was mainly attributable to the increase in bills payable of $10.47 million.

Loan Commitments

As of the date of the report, we are party to several loan and bill acceptance agreements as follows:

Loan Agreements:

  Loan Agreement between Best Cable and Wujin Rural Commercial Bank, pursuant to which Wujin Rural Commercial Bank provided a loan with a total amount of RMB1,450,000 (approximately $224,000) at June 30, 2011. The loan agreement matures June 20, 2012. The monthly interest rate is 0.721%. The amount outstanding at June 30, 2011 totaled approximately $224,000.

  Loan Agreement between Best Cable and Wujin Agriculture Bank, pursuant to which Wujin Agriculture Bank provided loans with a total amount available to borrow of RMB10,000,000 (approximately $1,547,000) at June 30, 2011. We borrowed RMB3,000,000 (approximately $464,000) in February 2011 and RMB5,000,000 (approximately $774,000) in June 2011, for a term maturing August 27, 2011 and December 26, 2011, respectively. The monthly interest rate is 0.537% and 0.561%, respectively. The amount outstanding at June 30, 2011 totaled approximately $1,238,000.

  Loan Agreement between Best Cable and Wujin ICBC, pursuant to which Wujin ICBC provided loans with a total amount available to borrow of RMB26,000,000 (approximately $4,022,000) at June 30, 2011. The agreement matures October 31, 2011. Wujin ICBC loaned RMB24,800,000 (approximately $3,837,000) to Best Cable, which matures at December 20, 2011. The monthly interest rate is 0.5%. The loan outstanding at June 30, 2011 totaled approximately $3,837,000.

  Loan Agreement between Best Appliances and Wujin Rural Commercial Bank for a loan with a total amount available to borrow of RMB21,000,000 (approximately $3,249,000) at June 30, 2011. Wujin Rural Commercial Bank loaned an aggregate of RMB19,670,000 (approximately $3,043,000) to Best Appliances. The monthly interest rate ranges from 0.523% to 0.721% and the loan matures on September 25, 2011. The amount outstanding at June 30, 2011 totaled approximately $3,043,000.

  Loan Agreement between Best Appliance and Wujin Rural Commercial Bank, pursuant to which Wujin Rural Commercial Bank provided a loan with a total amount available to borrow of RMB7,000,000 (approximately $1,083,000) at June 30, 2011. The loan matures on May 26, 2013. The monthly interest rate is 0.721%. Wujin Rural Commercial Bank loaned RMB5,000,000 (approximately $774,000) a to Best Appliance, which matures on May 25, 2011. The amount outstanding at June 30, 2011 totaled approximately $774,000.

  Loan Agreement between Best Cable and Pudong Development Bank Changzhou Branch, pursuant to which Pudong Development Bank Changzhou Branch provided a loan with a total amount available to borrow of RMB 10,000,000 (approximately $1,547,000) at June 30, 2011. The loan matures on September 20, 2011. The monthly interest rate is 0.557%. Pudong Development Bank Changzhou Branch loaned RMB10,000,000 (approximately $1,547,000) to Best Cable. The amount outstanding at June 30, 2011 totaled approximately $1,547,000.

Certain bank loans are secured by our buildings and land rights. Other unsecured bank loans were guaranteed by Mr. Shi, our Chairman and Chief Executive Officer, his wife Ms. Xueqin Wang ("Mrs. Shi"), and two non-related parties. Eight loans totaling approximately $5.53 million were renewed in 2011 under similar terms for an additional year.

Bill Acceptance Agreements:

  Commercial Bill Acceptance Agreement, between Best Cable and Pudong Development Bank Changzhou Branch, pursuant to which Pudong Development Bank Changzhou Branch provided commercial bills with a total amount available to borrow of RMB40,000,000 (approximately $6,188,000) at June 30, 2011. The agreement matures on January 6, 2012, however, the bills payable at June 30, 2011 become due at various times through July 2011. As the Company incurs future expenses, it will borrow additional funds under these arrangements. The amount outstanding at June 30, 2011 totaled $6,188,000.

  Commercial Bill Acceptance Agreement, between Best Cable and Communication Bank Fangzhicheng Subbranch, pursuant to which Communication Bank Fangzhicheng Subbranch, provided commercial bills with a total amount available to borrow of RMB10,000,000 (approximately $1,547,000) at June 30, 2011. The agreement matures on March 28, 2012, however, the bills payable at June 30, 2011 become due at various times through September 2011. As the Company incurs future expenses, it will borrow additional funds under these arrangements. The amount outstanding at June 30, 2011 totaled $1,547,000.

  Commercial Bill Acceptance Agreement, between Best Cable and Wujin Agricultural Bank, pursuant to which Wujin ABC provided four commercial bills with a total amount available to borrow of RMB12,000,000 (approximately $1,856,000) at June 30, 2011. The agreement matures on November 30, 2011, guaranteed by our CEO Mr. Shi, Mrs. Shi, and KK Lighting, an unrelated party however, the bills payable at June 30, 2011 become due at various times through October 2011. As the Company incurs future expenses, it will borrow additional funds under these arrangements. The amount outstanding at June 30, 2011 totaled $1,856,000.

  Bank Acceptance Agreement, between Best Cable and Wujin Rural Commercial Bank pursuant to which Wujin Rural Commercial Bank provided a bill with a total amount available to borrow of RMB24,000,000 (approximately $3,713,000) at June 30, 2011. The agreement matures on April 20, 2012, however, the bills payable at June 30, 2011 become due at various times through November 2011. As the Company incurs future expenses, it will borrow additional funds under these arrangements. The amount outstanding at June 30, 2011 totaled $3,713,000.

  Bank Acceptance Agreement, between Best Cable and Wujin ICBC pursuant to which Wujin ICBC provided a bill with a total amount available to borrow of RMB2,650,000 (approximately $410,000) at June 30, 2011. The agreement matures on October 31, 2011, however, the bills payable at June 30, 2011 become due at various times through December 2011. As the Company incurs future expenses, it will borrow additional funds under these arrangements. The amount outstanding at June 30, 2011 totaled $410,000.

  Bank Acceptance Agreement, between Best Cable and Wujin Construction Bank pursuant to which Wujin Construction Bank provided a bill with a total amount available to borrow of RMB10,000,000 (approximately $1,547,000) at June 30, 2011. The agreement matures on December 2, 2011, however, the bills payable at June 30, 2011 become due at various times through October 2011. As the Company incurs future expenses, it will borrow additional funds under these arrangements. The amount outstanding at June 30, 2011 totaled $1,547,000.

  Bank Acceptance Agreement, between Best Appliance and Jiangsu Bank University Subbranch pursuant to which Jiangsu Bank University Subbranch provided a bill with a total amount available to borrow of RMB19,100,000 (approximately $2,955,000) at June 30, 2011. The agreement matures on May 17, 2012, however, the bills payable at June 30, 2011 become due at various times through December 2011. As the Company incurs future expenses, it will borrow additional funds under these arrangements. The amount outstanding at June 30, 2011 totaled $2,955,000.

Capital Expenditures and Capital Requirements

Our capital expenditures for the six months ended June 30, 2011 and 2010 were $3.15 million and $2.28 million, respectively. Our capital expenditures during the six months ended June 30, 2011 consisted of capital expenditures relating to the purchase of the Niconia LEV brand and certain equipment, as compared to the same period of 2010, when we acquired certain equipment.

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank loans and equity contributions by our stockholders. We believe that our cash on hand and cash flow from operations will meet a portion of our present cash needs and we will require additional cash resources, including equity investment, to meet our expected capital expenditures and working capital requirements for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects. Management intends to re-finance the short-term debts with the existing lenders. However, the Company currently does not have any agreements to extend or re-finance the debt.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the Chinese economy and our industry and continually maintain effective cost controls in operations.

Off Balance Sheet Arrangements

As of June 30, 2011 and December 31, 2010, the Company had capital commitments amounting to $545,782 and $610,242, respectively, with respect to the acquisition of property, plant and equipment that were contracted for but not provided in the condensed consolidated financial statements. Such commitments will be recorded to the financial statements when the property, plant and equipment is received.

As of June 30, 2011 and December 31, 2010, we acted as guarantor for bank loans granted to certain business associates totaling $7,131,670 and $6,272,100, respectively. The maximum amount that can be drawn on these guaranteed loans is $11,231,220 at June 30, 2011 and these guarantees expire at various times through August 2013. None of our directors or executive officers are involved in the normal operations or have invested in the business of the guaranteed business associates. All of the business associates have a history of paying back the loans in a timely manner.

All the above guarantees have no recourse provisions that would enable us to recover from the business associates any amounts paid under the guarantees and any assets held as collateral that we can obtain or liquidate to recover all or a portion of the amounts that could be paid under the guarantees. If the business associates fail to perform under their contractual obligation, we are obligated to make future payments including the contractual principal amounts, related interest and penalties.

Management has assessed the fair value of the obligations arising from the above financial guarantees and determined it to be immaterial to the condensed consolidated financial statements. Therefore, no obligations with respect to the above guarantees were recognized as of June 30, 2011 and December 31, 2010, respectively.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues usually increase over each quarter of the calendar year with the first quarter usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jianliang Shi, and Chief Financial Officer, Ms. Jianfeng Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2011.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures..

An control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s internal control system over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below:

- We failed to properly apply US GAAP to the transactions of accounting shares issued at fair value and adequate reserves for doubtful accounts.

Remediation Initiative

We have engaged a consulting firm to modify our accounting policies based on US GAAP. The modifications are currently being reviewed by management, and they will be released and implemented upon approval of the management and the audit committee.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, there was no other change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act), except as described above, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In June 2011, the Board of Directors issued 96,500 unregistered shares of common stock, par value $0.0001 per share, with a fair value of $193,000 as considerations for services provided by the vendors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from the China Green Energy Industries, Inc. Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated States of Operations and Comprehensive Income/(Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	CHINA GREEN ENERGY INDUSTRIES, INC.

By: /s/ Jianliang Shi
Jianliang Shi, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jianfeng Xu
Jianfeng Xu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)