Form 10-Q
period 2011-09-30
China Green Energy Industries, Inc.
filed 2011-11-14
CIK 1448776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

_______________________________________________________________________
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	23,625,911

CHINA GREEN ENERGY INDUSTRIES, INC.

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2011

PART I

FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

CHINA GREEN ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011 AND 2010

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)
For the three and nine months ended September 30, 2011 and 2010

	Three months ended September 30,		Nine months ended September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Revenues	$7,086,769	$6,143,672	$18,279,917	$23,850,636
Cost of revenues	(6,197,067)	(3,228,879)	(15,303,810)	(15,663,809)

Gross profit	889,702	2,914,793	2,976,107	8,186,827

Operating expenses:
General and administrative expenses	(1,670,325)	(628,654)	(3,497,015)	(1,261,790)
Selling expenses	(211,190)	(127,834)	(812,659)	(416,035)

	(1,881,515)	(756,488)	(4,309,674)	(1,677,825)

Income/(loss) from operations	(991,813)	2,158,305	(1,333,567)	6,509,002

Interest income	120,091	118,782	359,188	235,020
Other income, net	12,850	14,149	66,198	73,382
Finance costs	(209,698)	(129,734)	(539,051)	(339,730)

Income/(loss) before income taxes	(1,068,570)	2,161,502	(1,447,232)	6,477,674

Income taxes - Note 16	194,140	(576,447)	232,727	(1,630,542)

Net income/(loss)	(874,430)	1,585,055	(1,214,505)	4,847,132

Other comprehensive income
Foreign currency translation adjustments	64,855	96,290	170,865	114,452

Total comprehensive income/(loss)	$(809,575)	$1,681,345	$(1,043,640)	$4,961,584

Earnings per share
- Basic	$(0.04)	$0.07	$(0.05)	$0.22

- Diluted	$(0.04)	$0.07	$(0.05)	$0.22

Weighted average number of shares outstanding
- Basic	23,625,911	23,529,411	23,567,940	21,895,639

- Diluted	23,625,911	23,529,411	23,567,940	21,895,639

See the accompanying Notes to Condensed Consolidated Financial Statements

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Condensed Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010

	As of
	September 30,	As of
	(Unaudited)	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$593,301	$1,080,787
Restricted cash - Note 3	10,055,125	3,408,750
Accounts receivable, net - Note 4	9,897,700	11,537,053
Prepayments and other current assets - Note 5	2,543,546	638,553
Inventories, net - Note 6	5,624,470	2,733,369
Loans to third parties, net - Note 7	3,370,697	3,333,000
Loans to a related party - Note 8	3,263,658	3,159,388
Amounts due from related parties - Note 9	710,341	1,461,156
Deferred tax asset	112,587	113,002

Total current assets	36,171,425	27,465,058
Long-term equity investment - Note 10	171,107	165,640
Property, plant and equipment, net - Note 11	7,568,288	6,875,566
Intangible assets , net– Note 12	3,012,625	-
Land use rights - Note 13	1,054,558	1,037,606
Deferred tax asset	368,186	123,462

TOTAL ASSETS	$48,346,189	$35,667,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable	$9,844,109	$9,152,372
Bills payable – Note 3	18,701,750	6,817,500
Accrued liabilities and other payables - Note 14	2,388,325	2,857,780
Income tax payable	2,249,495	2,241,102
Amounts due to related parties - Note 9	493,972	-
Short-term bank loans - Note 15	9,846,980	8,926,380

Total current liabilities	43,524,631	29,995,134

TOTAL LIABILITIES	43,524,631	29,995,134

COMMITMENTS AND CONTINGENCIES - Note 17

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value 100,000,000 shares authorized; 23,625,911 shares issued and outstanding at September 30, 2011, 23,529,411 shares issued and outstanding at December 31, 2010	2,362	2,352
Additional paid-in capital	1,502,165	1,309,175
Accumulated other comprehensive income	391,819	220,954
Retained earnings	2,925,212	4,139,717

TOTAL STOCKHOLDERS’ EQUITY	4,821,558	5,672,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,346,189	$35,667,332

See the accompanying Notes to Condensed Consolidated Financial Statements

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2011 and 2010

	Nine months ended
	September 30,
	(Unaudited)
	2011	2010

Cash flows from operating activities
Net income/(loss)	$(1,214,505)	$4,847,132
Adjustments to reconcile net income/(loss) to net	-	-
cash provided by (used in) operating activities:	-	-
Depreciation and amortization	597,960	366,688
Change in allowance for doubtful accounts	947,223	(946)
Deferred tax	(232,727)	-
Services paid by shares	193,000	-
Changes in operating assets and liabilities:
Accounts receivable	1,040,620	(8,002,751)
Prepayments and other current assets	(1,853,824)	376,750
Inventories	(2,756,147)	(620,160)
Amounts due from related parties	786,273	(351,060)
Accounts payables	(499,329)	3,229,680
Other payables and accrued charges	(554,475)	1,575,520
Income tax payable	(64,523)	1,582,542
Amount due to related parties	486,081	(235,241)

Net cash flows provided by (used in) operating activities	(3,124,373)	2,768,154

Cash flows from investing activities
Payments to acquire property, plant and equipment	(1,039,306)	(2,416,027)
Payments to acquire intangible assets	(2,207,204)	-
Increase in restricted cash	(6,429,500)	(220,058)
Loans to a related party	-	(2,575,267)
Loans to third parties	71,148	(484,738)
Cash acquired from the RTO	-	9,796

Net cash flows used in investing activities	(9,604,862)	(5,686,294)

Cash flows from financing activities
Proceeds from short-term bank loans	13,231,680	4,618,795
Repayment of short-term bank loans	(12,615,680)	(1,567,330)
Increase in bills payable	11,473,000	1,202,982

Net cash flows provided by financing activities	12,089,000	4,254,447

Effect of foreign currency translation on cash and cash equivalents	152,749	39,411

Net increase (decrease) in cash and cash equivalents	(487,486)	1,375,718

Cash and cash equivalents - beginning of period	1,080,787	757,742

Cash and cash equivalents - end of period	$593,301	$2,133,460

Supplemental disclosures for cash flow information
Interest paid	$539,051	$339,730
Income taxes paid	$18,666	$48,000

See the accompanying Notes to Condensed Consolidated Financial Statements

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010

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
For the three and nine months ended September 30, 2011 and 2010

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

Following the RTO and the VIE Arrangement, the Company, through the VIEs, is primarily engaged in the manufacture and distribution of clean technology-based consumer products, which consist of light electrical vehicles (“LEV”), cryogen-free refrigerators, and network and HDMI cables. The Company operates manufacturing and distribution primarily in the PRC and sells some of their products under their own brand name of “BEST”. In 2010, the Company acquired the Niconia brand for which it sells certain LEV’s under.

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
For the three and nine months ended September 30, 2011 and 2010

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2010 Annual Report on Form 10-K, filed March 31, 2011. The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the operating results for the full year.

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
For the three and nine months ended September 30, 2011 and 2010

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade accounts receivables and other receivables. As of September 30, 2011 and December 31, 2010, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade accounts receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade accounts receivables.

During the reporting periods, customers representing 10% or more of the Company’s revenues are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Belkin Appliances (Changzhou) Co., Ltd.	$877,606	$2,639,828	$2,857,416	$9,973,900
Changzhou Xinrun Refrigeration Equipment Co., Ltd.	-	348,335	-	2,739,337

	$877,606	$2,988,163	$2,857,416	$12,713,237

Details of customers representing 10% or more of the Company’s trade accounts receivables as of September 30, 2011 and December 31, 2010, respectively, are as follows:

	As of	As of
	September 30,	December 31,
	(Unaudited)
	2011	2010

Belkin Appliances (Changzhou) Co., Ltd.	$4,195,951	$6,721,013
Changzhou Xinrun Refrigeration Equipment Co., Ltd.	710,366	1,445,171

	$4,906,317	$8,166,184

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of September 30, 2011 and December 31, 2010, most of the Company’s cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining balances of cash and cash equivalents were denominated in Hong Kong dollars (“HKD”).

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

Outstanding account balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has not charged off any balances as they have yet to exhaust all means of collection.

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

The allowance for loan losses is established based upon management’s evaluation of the potential losses of loans. In analyzing the adequacy of the allowance for loan losses, management considers levels of non-performing and charged-off loans, borrowers’ financial position and operating performance conditions as well as local and national economic conditions, and other factors.

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
For the three and nine months ended September 30, 2011 and 2010

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

Construction in progress mainly represents expenditures for the Company’s offices and factories under construction. All direct costs relating to the acquisition or construction of the Company’s offices and factories are capitalized as construction in progress. No depreciation is provided for on construction in progress.

Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the lease of 50 years obtained from the relevant PRC land authority.

Intangible assets

The determination of fair value requires significant judgment and estimates, and the ultimate allocation of purchase price may change. Acquired intangibles with definite lives will be amortized on a straight-line basis over the remaining estimated economic life of the underlying assets. Intangible assets with indefinite lives are not amortized. The Company reviews its indefinite and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. The Company conducts an impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s purchased intangible assets may be less than its carrying amount. The Company assesses its intangible assets for impairment and identified no such impairment loss as of September 30, 2011.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with Accounting Standards Codification (“ASC”) 360- 10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company did not identify any indicators that would require testing for impairment as of September 30, 2011 and December 31, 2010.

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
For the three and nine months ended September 30, 2011 and 2010

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

Advertising and transportation

Advertising and transportation are charged to expense as incurred. Advertising expenses are included in selling expenses.

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

The Company accounts for income tax uncertainties using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit to be recognized in the financial statements. The Company expenses any penalties or interest associated with tax obligations as general and administrative expenses and interest expense, respectively. As of September 30, 2011 and December 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

Comprehensive income/ (loss)

The Company has adopted ASC 220 “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income/ (loss) and foreign currency translation adjustments.

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

For the nine months ended September 30, 2011 and 2010, the Company recorded foreign currency translation losses of $74,341 and $6,481, respectively. For the three months ended September 30, 2011 and 2010, the Company recorded foreign currency translation losses of $61,801 and $2,978, respectively. The losses were primarily due to the weakening of the US dollar. Foreign currency translation losses were recognized and recorded as the general and administrative expenses as incurred.

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
For the three and nine months ended September 30, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

Basic and diluted earnings/(loss) per share

Basic earnings/(loss) per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the average number of common stock outstanding during the reporting periods.

Diluted earnings/(loss) per share is computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the three and nine months ended September 30, 2011 and 2010, there were no potentially dilutive shares.

Recently issued accounting pronouncements

In July, 2010, the FASB issued ASU 2010-20 “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, a entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods that ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a material effect on the financial statements of the Company for the nine months ended September 30, 2011.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (Topic 220) – Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of change in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect that this authoritative guidance will have any material effect on the Company’s financial statements.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010

3.	Restricted cash and bills payable

The restricted cash at September 30, 2011 and December 31, 2010, represents bank deposits held as collateral for bills payable issued by the Company. When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 50% to 100% of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity. As of September 30, 2011, the Company has issued $18,701,750 in bills which will be funded from various banks under which the Company has entered into such arrangements. These bills will be paid at various times through December 2011, at which point the Company will issue additional bills to its suppliers.

4.	Trade accounts receivables, net

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)

Accounts receivable	$11,097,736	$11,766,903
Allowance for doubtful accounts	(1,200,036)	(229,850)

	$9,897,700	$11,537,053

5.	Prepayments and other current assets

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)

Other receivables	$401,768	$267,873
Prepayment to suppliers	2,207,508	434,310
	2,609,276	702,183
Allowance for doubtful accounts	(65,730)	(63,630)

	$2,543,546	$638,553

6.	Inventories, net

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$3,333,681	$1,914,267
Work in progress	1,026,055	361,374
Finished goods	1,471,713	658,095

	5,831,449	2,933,736
Allowance for obsolete inventories	(206,979)	(200,367)

	$5,624,470	$2,733,369

No additional allowance for obsolete inventories was recognized during the three and nine months ended September 30, 2011 and 2010.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010

7.	Loans to third parties

		As of	As of
		September 30,	December 31,
	Note	2011	2010
		(Unaudited)
Loans to third parties
Changzhou Fengshun Packing Container Co., Ltd.	(a)	$1,565,000	$1,515,000
Changzhou Chuanghua Plastics Co., Ltd.	(b)	1,878,000	1,818,000
		3,443,000	3,333,000
Allowance for doubtful accounts		(72,303)	-
		$3,370,697	$3,333,000

Notes:

(a)	The loan is interest-bearing at 6% per annum, unsecured and repayable on May 18, 2012.
(b)	Loans of $782,500 and $1,095,500 are interest-bearing at 6% per annum, unsecured and repayable on May 17, 2012 and May 20, 2012, respectively.

We assess the loans for potential uncollectibility and recorded a loan allowance of approximately $72,000 and $0 as of September 30, 2011 and December 31, 2010, respectively.

8.	Loans to a related party

The Company had $3,263,658 and $3,159,388 of loans to a related party, Jiangsu Dachao Electronic Vehicle Technology Company Limited at September 30, 2011 and December 31, 2010, respectively. The loans are interest-bearing at 6% per annum and unsecured. Of this, $516,450, $1,182,208 and $1,565,000 are repayable in December 2011, May 2012 and June 2012, respectively.

9.	Amounts due from/to related parties

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)
Amounts due from related parties
Changzhou Best Changlong International Trade Company Limited (“Changzhou Best Changlong”)	$710,341	$785,777
Jiangsu Dachao Electronic Vehicle Technology Company Limited (“Jiangsu Daochao”)	-	546,604
Changzhou Best Education and Training Center	-	128,775

	$710,341	$1,461,156

Amounts due to related parties
Ms. Wang Xueqing	$469,500	$-
Jiangsu Dachao Electronic Vehicle Technology Company Limited (“Jiangsu Daochao”)	24,472	-

	$493,972	$-

The amounts were interest-free, unsecured and repayable on demand. All the related parties are controlled by certain family members of officers of the Company.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010

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

11.	Property, plant and equipment, net

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)
Cost :
Buildings	$3,144,705	$3,040,228
Plant and machinery	5,741,122	5,034,951
Motor vehicles	471,704	232,990
Office equipment	304,419	329,274

	9,661,950	8,637,443
Accumulated depreciation	(2,606,775)	(1,951,979)
Construction in progress	513,113	190,102

Property, plant and equipment, net	$7,568,288	$6,875,566

During the reporting periods, depreciation is included in:

	Three months		Nine months ended
	ended September 30,		September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Cost of revenues and overheads of inventories	$250,065	$172,302	$510,934	$328,377
Administrative expenses	29,954	14,287	70,009	22,341

	$280,019	$186,589	$580,943	$350,718

As of September 30, 2011 and December 31, 2010, property, plant and equipment with net book values of $1,576,137 and $1,598,264, respectively, were pledged as collateral under certain loan arrangements (Note 15).

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010

12.	Intangible assets, net

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)

Cost	$3,130,000	$-
Accumulated amortization	(117,375)	-

Intangible assets, net	$3,012,625	$-

Intangible assets represent the brand name of “Niconia” for LEV’s purchased for a total consideration of RMB 20 million. The Company acquired the brand in January 2011 for which $2,207,204 has been paid and the remaining $886,796 is due January 2012. The Brand name is amortized on the straight line basis over the estimated useful life of 20 years.

13.	Land use rights

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)

Cost	$1,152,577	$1,115,753
Accumulated amortization	(98,019)	(78,147)

	$1,054,558	$1,037,606

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated.

As of September 30, 2011 and December 31, 2010, land use rights with net book values of $1,054,558 and $1,037,606, respectively, were pledged as collateral under certain loans agreements (Note 15).

Amortization for the nine months ended September 30, 2011 and 2010 amounted to $17,017 and $15,970, respectively. Amortization for the three months ended September 30, 2011 and 2010 amounted to $6,015 and $5,192, respectively. The estimated amortization expense for each years following September 30, 2011 is approximately $23,000 per year.

14.	Accrued liabilities and other payable

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)

Salaries and welfare payable	$450,346	$452,007
Receipt in advance from customers	714,876	634,921
Value-added tax and other taxes payable	1,005,124	1,712,581
Other payables	1,539	58,271
Provisions for guaranteed loans	216,440	-

	$2,388,325	$2,857,780

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010

15.	Short-term bank loans

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)

Secured bank loans	$4,087,780	$3,957,180
Unsecured bank loans	5,759,200	4,969,200

	$9,846,980	$8,926,380

All bank loans are repayable within one year.

The bank loans as of September 30, 2011 and December 31, 2010 carried annual interest from 6.06% to 8.10% and are due at various dates through June 2012. Twelve loans totaling approximately $9.85 million were renewed in 2011 with higher interest rates for an additional year.

The short term bank loans were secured by the Company’s following assets, which are presented at their net book values:

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)

Buildings - Note 11	$1,576,137	$1,598,264
Land use rights - Note 13	1,054,558	1,037,606

	$2,630,695	$2,635,870

The unsecured bank loans as of September 30, 2011 and December 31, 2010 were guaranteed by Mr. and Mrs. Shi and two non-related parties. Each of the aforementioned parties did not receive any compensation for acting as guarantors for the Company.

During the reporting periods, there were no covenant requirements under the bank loans granted to the Company. The Company has available approximately $1.96 million remaining under these loan agreements which it can borrow.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010

16.	Income tax

United States

The Company is subject to the United States of America federal tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of September 30, 2011 and December 31, 2010, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Best Green BVI was incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income tax.

PRC

Best Green Changzhou and the VIEs, which are established in the PRC, are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25% on their assessable profits for the three and nine months ended September 30, 2011 and December 31, 2010.

17.	Commitments and contingencies

Capital commitment

As of September 30, 2011 and December 31, 2010, the Company had capital commitments amounting to $588,127 and $610,242, respectively, with respect to the acquisition of property, plant and equipment that were contracted for but not provided in the condensed consolidated financial statements. Such commitments will be recorded to the financial statements when the property, plant and equipment is received.

Contingencies

As of September 30, 2011 and December 31, 2010, the Company acted as guarantor for bank loans granted to certain business associates totaling $7,214,650 and $6,272,100, respectively. The maximum amount that can be drawn on these guaranteed loans is $11,361,900 at September 30, 2011 and these guarantees expire at various times through September 2012. None of the Company’s directors or executive officers are involved in the normal operations or have invested in the business of the guaranteed business associates. All of the business associates have a history of paying back the loans in a timely manner.

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

Management has assessed the fair value of the obligations arising from the above financial guarantees and recognized a provision for guaranteed loans of approximately $216,000 and $0 as of September 30, 2011 and December 31, 2010, which is included in the accrued liabilities and other payables in the accompanying condensed consolidated balance sheets.

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010

18.	Related party transactions

Apart from the transactions and information as disclosed in notes 8 and 9 to the condensed consolidated financial statements, the Company had the following transactions with its related parties during the three and nine months ended September 30, 2011 and 2010, respectively.

	Three months ended		Nine months ended
	September 30,(unaudited)		September 30,(unaudited)
	2011	2010	2011	2010
Sales of goods to Changzhou Best Changlong	$467,277	$126,197	$879,520	$1,882,381
Purchase of goods from Jiangsu Dachao	-	-	-	$477,280
Interest income from Jiangsu Dachao	$49,128	$38,972	$144,123	$48,553

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

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	Nine months ended		Nine months ended		Nine months ended		Nine months ended
	September 30, (unaudited)		September 30, (unaudited)		September 30, (unaudited)		September 30,(unaudited)
	2011	2010	2011	2010	2011	2010	2011	2010

Revenue from external customers	$3,840,177	$8,864,288	$8,183,748	$14,283,415	$6,255,992	$702,933	$18,279,917	$23,850,636
Segment profit/(loss)	$(275,557)	$2,354,177	$(909,773)	$3,793,389	$50,353	$186,685	$(1,134,977)	$6,334,251

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	Three months ended		Three months ended		Three months ended		Three months ended
	September 30, (unaudited)		September 30, (unaudited)		September 30, (unaudited)		September 30, (unaudited)
	2011	2010	2011	2010	2011	2010	2011	2010

Revenue from external customers	$1,526,017	$1,754,240	$2,686,956	$4,387,545	$2,873,796	$1,887	$7,086,769	$6,143,672
Segment profit/(loss)	$(221,400)	$654,570	$(781,134)	$1,427,849	$129,505	$19,105	$(873,029)	$2,101,524

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	As of	As of	As of	As of	As of	As of	As of	As of
	September	December	September	December	September	December	September	December
	30,2011	31,2010	30,2011	31,2010	30,2011	31,2010	30,2011	31,2010
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$10,030,759	$9,913,659	$18,719,349	$17,068,989	$12,078,738	$533,959	$40,828,846	$27,516,607

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010

20.	Segment information (cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Total consolidated revenue	$7,086,769	$6,143,672	$18,279,917	$23,850,636

Total profit/(loss) for reportable segments	$(873,029)	$2,101,524	$(1,134,977)	$6,334,251
Unallocated amounts relating to operations:
Interest income	100,954	88,026	296,165	187,915
General and administrative expenses	(296,495)	(28,048)	(608,420)	(44,492)

Income/(loss) before income taxes	$(1,068,570)	$2,161,502	$(1,447,232)	$6,477,674

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Total assets for reportable segments	$40,828,846	$27,516,607
Cash and cash equivalents	1,540	1,541
Other receivables	-	30,000
Amounts due from related parties	710,341	1,461,156
Loans to third parties	3,370,697	3,333,000
Loans to a related party	3,263,658	3,159,388
Long-term equity investment	171,107	165,640

	$48,346,189	$35,667,332

China Green Energy Industries, Inc.
(Formerly TradeOn, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010

20.	Segment information (cont’d)

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended		Nine months ended
	September 30 (Unaudited)		September 30 (Unaudited)
	2011	2010	2011	2010

PRC	$4,155,434	$4,237,671	$11,225,248	$15,086,654
Hong Kong	1,164,678	846,134	2,206,695	2,282,723
United States of America	617,560	374,195	1,623,893	1,436,196
Taiwan	457,878	41,538	930,463	616,066
United Kingdom	6,485	49,533	16,948	864,049
Denmark	211	2,152	36,100	801,923
Germany	50,465	9,657	108,329	589,126
Australia	193,887	-	435,074	-
France	69,268	-	169,363	-
Others	370,903	582,792	1,527,804	2,173,899

Total	$7,086,769	$6,143,672	$18,279,917	$23,850,636

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

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

  “CGRE,” “the Company,” “we,” “us,” or “our,” refer to the combined business of China Green Energy Industries, Inc., a Nevada corporation, its wholly-owned subsidiaries, Best Green BVI and Best Green Changzhou, and its variable interest entities, Best Cable and Best Appliances;

  “Best Green BVI” refers to Best Green Energy Industries Limited, a BVI company;

  “Best Green Changzhou” refers to Best Green Energy (Changzhou) Co., Ltd., a PRC company;

  “Best Cable” refers to Changzhou City Wujin Best Electronic Cables Co., Ltd., a PRC company;

  “Best Appliances” refers to Jiangsu Best Electrical Appliances Co., Ltd., a PRC company;

  “BVI” refers to the British Virgin Islands;

  “PRC” and “China” refer to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan;

  “SEC” refers to the Securities and Exchange Commission;

  “Securities Act” refers to the Securities Act of 1933, as amended;

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

  “Renminbi” and “RMB” refer to the legal currency of China; and

  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

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

Recent Developments

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third quarter of 2011:

  Revenues: Revenues were $7.09 million for the three months ended September 30, 2011, an increase of $0.95 million, or 15.48%, from $6.14 million for the same period last year.

  Gross profit and margin: Gross profit was $0.89 million for the three months ended September 30, 2011, a decrease of $2.02 million, or 69.4%, from $2.91 million for the same period last year. Gross margin was 12.6% for the three months ended September 30, 2011, as compared to 47.7% for the same period last year, a 35.1% decrease.

  Net income (loss): Net loss was $0.87 million for the three months ended September 30, 2011, a decrease of $2.46 million from $1.59 million of net income for the same period of last year.

  Fully diluted net income (loss) per share: Fully diluted net loss per share for the three months ended September 30, 2011 was $0.04, as compared to net income per share of $0.07 for the same period last year.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

The following table shows key components of our results of operations during the three months ended September 30, 2011 and 2010, in both dollars and as a percentage of our total revenues.

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
		% of			% of
	Dollars	Revenues		Dollars	Revenues
Revenues	$7,086,769	100.00%		$6,143,672	100.00%
Cost of revenues	(6,197,607)	(87.45%	)	(3,228,879)	(52.56%	)
Gross profit	889,702	12.55%		2,914,793	47.44%
Operating expenses:
General and administrative expenses	(1,670,325)	(23.57%	)	(628,654)	(10.23%	)
Selling expenses	(211,190)	(2.98%	)	(127,834)	(2.08%	)
Total operating expenses	(1,881,515)	(25.66%	)	(756,488)	(12.31%	)
Income from operations	(991,813)	(14.00%	)	2,158,305	35.13%
Interest income	120,091	1.69%		118,782	1.93%
Other income, net	12,850	0.18%		14,149	0.23%
Finance costs	(209,698)	(2.96%	)	(129,734)	(2.11%	)
Income (loss) before income taxes	(1,068,570)	(15.08%	)	2,161,502	35.18%
Income taxes	194,140	2.74%		(576,447)	(9.38%	)
Net income	(874,430)	(12.34%	)	1,585,055	25.80%
Foreign currency translation adjustments	64,855	0.92%		96,290	1.57%
Total comprehensive income	$(809,575)	(11.42%	)	$1,681,345	27.37%

Revenues. To date, most of our revenues have been generated through sales in the PRC and Hong Kong regions. Our revenues increased $0.95 million, or 15.48%, to $7.09 million for the three months ended September 30, 2011 from $6.14 million during the same period in 2010. The increase was due to an increase in sales of light electric vehicles. Revenue of cable products decreased by 38.73% from $4.39 million in the three months ended September 30, 2010 to $2.69 million in the three months ended September 30, 2011. The decrease was mainly due to reduced customer demand as a result of general market decline. Revenue from refrigerators decreased by 13.15% from $1.75 million in the three months ended September 30, 2010 to $1.52 million in the three months ended September 30, 2011. The decrease was mainly due to reduced customer demand as a result of general market decline. We experienced an increase in LEV sales from $1,887 in the three months ended September 30, 2010 to $2.87 million in the three months ended September 30, 2011, which was attributable to the acquisition of the Niconia LEV brand.

Cost of revenues. Our cost of revenues is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of revenues increased $2.97 million, or 92.0%, to $6.20 million in the three months ended September 30, 2011, from $3.23 million during the same period in 2010. As a percentage of revenues, our cost of revenues increased from 52.6% in the three months ended September 30, 2010 to 87.5% in the three months ended September 30, 2011. The increase was primarily due to increased raw material prices.

Gross profit. Our gross profit is equal to the difference between our revenue and our cost of revenues. Our gross profit decreased $2.02 million, or 69.4%, to $0.89 million in the three months ended September 30, 2011, from $2.91 million during the same period in 2010. Such decrease was generally in line with our increased cost of revenues, attributed to the increase in raw material costs. Gross profit as a percentage of revenue was 12.6% and 47.4% for three months ended September 30, 2011 and 2010, respectively.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our general and administrative expenses increased $1.04 million, or 167%, to $1.67 million in the three months ended September 30, 2011, from $0.63 million during the same period in 2010. The increase was mainly due to the increase of our accounts receivable bad debt reserve, intangible amortization and the provision on our loan guarantees.

Selling expenses. Our selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, cost of advertising, promotion, business travel, transportation costs and other sales related costs. Our selling expenses increased $0.08 million, or 61.54%, to $0.21 million in the three months ended September 30, 2011, from $0.13 million during the same period in 2010. The increase was primarily attributable to increased spending on marketing and exhibitions.

Finance costs. Our finance costs increased $0.08 million, or 61.5%, to $0.21 million for the three months ended September 30, 2011, from $0.13 million during the same period in 2010. Such increase was mainly due to an increase in amounts borrowed under bank loans.

Income (loss) before income taxes. Our income before income taxes decreased $3.22 million, to a $1.07 million loss in the three months ended September 30, 2011, from $2.16 million income during the same period in 2010, as a result of the factors described above.

Income taxes. We incurred an income tax credit of $0.19 million for the three months ended September 30, 2011, a decrease of $0.77 million from an income tax expense of $0.58 million during the same period in 2010. This decrease in income tax expense was due to the drop in our taxable profit from last year.

Net income (loss). As a result of the factors described above, we generated a net loss of $0.87 million in the three months ended September 30, 2011, a decrease of $2.46 million from $1.59 million in net income during the same period in 2010.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

The following table shows key components of our results of operations during the nine months ended September 30, 2011 and 2010, in both dollars and as a percentage of our total revenues.

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
		Percent of			Percent of
	Dollars	Revenues		Dollars	Revenues
Revenues	$18,279,917	100.00%		$23,850,636	100.00%
Cost of revenues	(15,303,810)	(83.72%	)	(15,663,809)	(65.67%	)
Gross profit	2,976,107	16.28%		8,186,827	34.33%
Operating expenses:
General and administrative expenses	(3,497,015)	(19.13%	)	(1,261,790)	(5.29%	)

Selling expenses	(812,659)	(4.45%	)	(416,035)	(1.74%	)
Total operating expenses	(4,309,674)	(23.58%	)	(1,677,825)	(7.03%	)
Income/(loss) from operations	(1,333,567)	(7.30%	)	6,509,002	27.29%
Interest income	359,188	1.96%		235,020	0.99%
Other income	66,198	0.36%		73,382	0.31%
Finance costs	(539,051)	(2.95%	)	(339,730)	(1.42%	)
Income/(loss) before income taxes	(1,447,232)	(7.92%	)	6,477,674	27.16%
Income taxes	232,727	1.27%		(1,630,542)	(6.84%	)
Net income/(loss)	(1,214,505)	(6.64%	)	4,847,132	20.32%
Foreign currency translation adjustments	170,865	1.00%		114,452	0.48%
Total comprehensive income/(loss)	$(1,043,640)	(5.64%	)	$4,961,584	20.80%

Revenues. Our revenues decreased $5.57 million, or 23.36%, to $18.28 million for the nine months ended September 30, 2011 from $23.85 million during the same period in 2010. The decrease was due to a decrease in sales of both cable products and refrigerators. Revenue of cable products decreased by 74.58% from $14.28 million in the nine months ended September 30, 2010 to $8.18 million in the nine months ended September 30, 2011. The decrease was mainly due to reduced customer demand as a result of general market decline. Revenue from refrigerators decreased by 56.67% from $8.86 million in the nine months ended September 30, 2010 to $3.84 million in the nine months ended September 30, 2011. The decrease was mainly due to reduced customer demand as a result of general market decline. We experienced an increase in LEV sales from $0.70 million in the nine months ended September 30, 2010 to $6.26 million in the nine months ended September 30, 2011. The increase was attributable to the acquisition of the Niconia LEV brand. Since the end of the first quarter, the problem of worker shortage has been resolved. We were able to increase our production volume to satisfy expected orders with our existing manufacturing capacity.

Cost of revenues. Our cost of revenues decreased $0.37 million, or 2.4%, to $15.30 million in the nine months ended September 30, 2011, from $15.67 million during the same period in 2010. The decrease in cost of goods sold was attributed to our decreased sales volume and revenues. As a percentage of revenues, our cost of revenues increased from 65.7% in the nine months ended September 30, 2010 to 83.7% in the nine months ended September 30, 2011. The increase was primarily due to increased fixed production costs and raw material price.

Gross profit. Our gross profit decreased $5.21 million, or 63.6%, to $2.98 million in the nine months ended September 30, 2011, from $8.19 million during the same period in 2010. Such decrease was generally in line with our increased cost of revenues, attributed to the increase in raw material costs and fixed production costs. Gross profit as a percentage of revenue was 16.3% and 34.3% for nine months ended September 30, 2011 and 2010, respectively. Such decrease was principally attributed increase in raw material cost.

General and administrative expenses. Our general and administrative expenses increased $2.24 million, or 178%, to $3.50 million in the nine months ended September 30, 2011, from $1.26 million during the same period in 2010. Such increase was attributable to increased payroll expenses resulting from an increase in staff number due to the expansion of the LEV business as well as stock compensation expenses and additional bad debt reserve.

Selling expenses. Our selling expenses increased $0.39 million, or 92.86%, to $0.81 million in the nine months ended September 30, 2011, from $0.42 million during the same period in 2010. The increase was primarily attributable to increased spending on marketing and exhibitions for all products lines.

Finance costs. Our finance costs increased $0.20 million, or 58.8%, to $0.54 million for the nine months ended September 30, 2011, from $0.34 million during the same period in 2010. Such increase was mainly due to an increase in bank loans.

Income (loss) before income taxes. Our income (loss) before income taxes decreased $7.93 million, to a $1.45 million loss in the nine months ended September 30, 2011, from $6.48 million income during the same period in 2010, as a result of the factors described above.

Income taxes. We incurred income tax credit of $0.23 million for the nine months ended September 30, 2011, a decrease of $1.86 million from an income tax expense of $1.63 million during the same period in 2010. This decrease in income tax expense was due to the decrease in our taxable profit from last year.

Net income (loss). As a result of the factors described above, we generated a net loss of $1.21 million in the nine months ended September 30, 2011, a decrease of $6.06 million from $4.85 million in net income during the same period in 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of approximately $0.59 million, primarily consisting of cash on hand and demand deposits. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	$(3,124,373)	$2,768,154
Net cash used in investing activities	(9,604,862)	(5,686,294)
Net cash provided by financing activities	12,089,000	4,254,447
Effects of exchange rate change in cash	152,749	39,411
Net increase (decrease) in cash and cash equivalents	(487,486)	1,375,718
Cash and cash equivalents at beginning of the period	1,080,787	757,742
Cash and cash equivalent at end of the period	$593,301	$2,133,460

Operating Activities

Net cash used in operating activities was $3.12 million for the nine months ended September 30, 2011, as compared to $2.77 million net cash provided by operating activities for the same period in 2010. The decrease was primarily attributable to (i) net income decreasing by $6.06 million, (ii) increase in inventories of $2.14 million, and (iii) pay down of $5.95 million of accounts payable, other payables and accrued charges, offset by $1.04 million of collection of accounts receivable and other non-cash charges.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $9.60 million, as compared to $5.69 million during the same period in 2010. The increase in net cash used in investing activities was mainly attributable to (i) an increase in spending on intangible assets by $2.21 million primarily resulting from the purchase of the Niconia LEV brand and (ii) additional restricted cash deposit requirements of $6.20 million as a result of the issuance of bills payable.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $12.09 million, as compared to $4.25 million during the same period in 2010. The increase was mainly attributable to (i) net of short term loan repayments of $2.44 million, and (ii) increase in bills payable of $10.27 million.

Loan Commitments

As of the date of the report, we are party to several loan and bill acceptance agreements as follows:

Loan Agreements:

  Loan Agreement between Best Cable and Wujin Rural Commercial Bank, pursuant to which Wujin Rural Commercial Bank provided a loan with a total amount of RMB1,450,000 (approximately $226,900) at September 30, 2011. The loan matures on June 20, 2012. The monthly interest rate is 0.729%. The balance outstanding at September 30, 2011 totaled approximately $226,900.

  Loan Agreement between Best Cable and Wujin Agriculture Bank, pursuant to which Wujin Agriculture Bank provided loans with a total amount available to borrow of RMB10,000,000 (approximately $1,565,000) at September 30, 2011. We borrowed RMB3,000,000 (approximately $469,500) in August 2011 and RMB5,000,000 (approximately $782,500) in June 2011, for a term maturing June 25, 2012 and December 26, 2011, respectively. The monthly interest rate is 0.601% and 0.561%, respectively. The amount outstanding at September 30, 2011 totaled approximately $1,252,000.

  Loan Agreement between Best Cable and Wujin ICBC, pursuant to which Wujin ICBC provided loans with a total amount available to borrow of RMB26,000,000 (approximately $4,069,000) at September 30, 2011. Wujin ICBC loaned RMB18,800,000 (approximately $2,942,200) to Best Cable, of which RMB5,000,000 will mature in November 2011 and RMB 13,800,000 will mature in December 2011. The monthly interest rate is 0.505%. The loan outstanding at September 30, 2011 totaled approximately $2,942,200.

  Loan Agreement between Best Appliances and Wujin Rural Commercial Bank for a loan with a total amount available to borrow of RMB21,000,000 (approximately $3,286,500) at September 30, 2011. Wujin Rural Commercial Bank loaned an aggregate of RMB19,670,000 (approximately $3,078,400) to Best Appliances. The monthly interest rate ranges is 0.81% and the loan will mature on December 9, 2011. The amount outstanding at September 30, 2011 totaled approximately $3,078,400.

  Loan Agreement between Best Appliance and Wujin Rural Commercial Bank, pursuant to which Wujin Rural Commercial Bank provided a loan with a total amount available to borrow of RMB7,000,000 (approximately $1,095,500) at September 30, 2011. The loan matures on May 26, 2013. The monthly interest rate is 0.729%. Wujin Rural Commercial Bank loaned RMB5,000,000 (approximately $782,500) to Best Appliance, which matures on April 25, 2012. The amount outstanding at September 30, 2011 totaled approximately $782,500.

  Loan Agreement between Best Cable and Pudong Development Bank Changzhou Branch, pursuant to which Pudong Development Bank Changzhou Branch provided a loan with a total amount available to borrow of RMB 10,000,000 (approximately $1,565,000) at September 30, 2011. The loan matures on March 19, 2012. The monthly interest rate is 0.661%. Pudong Development Bank Changzhou Branch loaned RMB10,000,000 (approximately $1,565,000) to Best Cable. The amount outstanding at September 30, 2011 totaled approximately $1,565,000.

Certain bank loans are secured by our buildings and land rights. Other unsecured bank loans were guaranteed by Mr. Shi, our Chairman and Chief Executive Officer, his wife Ms. Xueqin Wang, and two non-related parties. Eight loans totaling approximately $9.85 million were renewed in 2011 under similar terms for an additional year.

Bill Acceptance Agreements:

  Commercial Bill Acceptance Agreement, between Best Cable and Pudong Development Bank Changzhou Branch, pursuant to which Pudong Development Bank Changzhou Branch provided commercial bills with a total amount available to borrow of RMB40,000,000 (approximately $6,260,000) at September 30, 2011. The agreement matures on January 6, 2012, however, the bills payable at September 30, 2011 become due at various times through March 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at September 30, 2011 totaled $6,260,000.

  Commercial Bill Acceptance Agreement, between Best Cable and Communication Bank Fangzhicheng Subbranch, pursuant to which Communication Bank Fangzhicheng Subbranch provided commercial bills with a total amount available to borrow of RMB10,000,000 (approximately $1,565,000) at September 30, 2011. The agreement matures on March 28, 2012. The bills payable at September 30, 2011 become due at various times through March 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at September 30, 2011 totaled $1,565,000.

  Commercial Bill Acceptance Agreement, between Best Cable and Wujin Agricultural Bank, pursuant to which Wujin ABC provided four commercial bills with a total amount available to borrow of RMB6,500,000 (approximately $1,017,000) at September 30, 2011. The agreement matures on November 30, 2011, guaranteed by our CEO Mr. Shi, Ms. Wang, and KK Lighting, an unrelated party however. The bills payable at September 30, 2011 become due at various times through January 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at September 30, 2011 totaled $1,017,000.

  Bank Acceptance Agreement, between Best Cable and Wujin Rural Commercial Bank pursuant to which Wujin Rural Commercial Bank provided a bill with a total amount available to borrow of RMB24,000,000 (approximately $3,756,000) at September 30, 2011. The agreement matures on April 20, 2012, however, the bills payable at September 30, 2011 become due at various times through November 2011. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at September 30, 2011 totaled $3,756,000.

  Bank Acceptance Agreement, between Best Cable and Wujin ICBC pursuant to which Wujin ICBC provided a bill with a total amount available to borrow of RMB2,650,000 (approximately $415,000) at September 30, 2011. The agreement matures on October 31, 2011. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at September 30, 2011 totaled $0.

  Bank Acceptance Agreement, between Best Cable and Wujin Construction Bank pursuant to which Wujin Construction Bank provided a bill with a total amount available to borrow of RMB10,000,000 (approximately $1,565,000) at September 30, 2011. The agreement matures on December 2, 2011, however, the bills payable at September 30, 2011 become due at various times through October 2011. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at September 30, 2011 totaled $1,565,000.
  Bank Acceptance Agreement, between Best Appliance and Jiangsu Bank University Subbranch pursuant to which Jiangsu Bank University Subbranch provided a bill with a total amount available to borrow of RMB29,000,000 (approximately $4,538,500) at September 30, 2011. The agreement matures on May 17, 2012, however, the bills payable at September 30, 2011 become due at various times through January 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at September 30, 2011 totaled $4,538,500.

Capital Expenditures and Capital Requirements

Our capital expenditures for the nine months ended September 30, 2011 and 2010 were $3.23 million and $2.42 million, respectively, representing the total amount of investment activities. Our capital expenditures during the nine months ended September 30, 2011 consisted of capital expenditures relating to the purchase of the Niconia LEV brand and certain equipment, as compared to the same period of 2010, when we acquired certain equipment.

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

Off Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we had capital commitments amounting to $588,127 and $610,242, respectively, with respect to the acquisition of property, plant and equipment that were contracted for but not provided in the condensed consolidated financial statements. Such commitments will be recorded to the financial statements when the property, plant and equipment is received.

As of September 30, 2011 and December 31, 2010, we acted as guarantor for bank loans granted to certain business associates totaling $7,214,650 and $6,272,100, respectively. The maximum amount that can be drawn on these guaranteed loans is $11,361,900 at September 30, 2011 and these guarantees expire at various times through September 2012. None of our directors or executive officers are involved in the normal operations or have invested in the business of the guaranteed business associates. All the business associates have a healthy record of paying back the loans in a timely manner.

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

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial to the condensed consolidated financial statements. Therefore, no obligations with respect of the above guarantees were recognized as of September 30, 2011 and December 31, 2010, respectively.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jianliang Shi, and Chief Financial Officer, Ms. Jianfeng Xu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2011.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below:

- We failed to properly apply US GAAP to the transactions of accounting shares issued at fair value and adequate reserves for doubtful accounts.

- We inappropriately recorded certain transactions as additional paid-in capital which was not in compliance with US GAAP.

Remediation Initiative

We have engaged a consulting firm to modify our accounting policies based on US GAAP. The modifications are currently being reviewed by the management, and they will be released and implemented upon approval of the management and the audit committee.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, there was no other change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act), except as described above, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS.

Not Applicable.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 14, 2011, the Company issued 80,000 shares to Mass Media 77 for their consulting services. On June 21, 2011, the Company issued an aggregate of 3,500 shares to the Company’s IR firm Crescendo Investor Relations for their consulting services. On June 21, 2011, the Company issued an aggregate of 13,000 shares to certain consultants for their services. These shares were unregistered and issued pursuant to the exemption provided under Section 4(2) of the Securities Act.

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

ITEM 6.     EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011	CHINA GREEN ENERGY INDUSTRIES, INC.

	By:	/s/ Jianliang Shi
Jianliang Shi, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jianfeng Xu
Jianfeng Xu, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).