Form 10-K
period 2011-12-31
China Green Energy Industries, Inc.
filed 2012-04-16
CIK 1448776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to _____________

Commission File No. 000-53547

CHINA GREEN ENERGY INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1548693
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Jiangsu Wujin Lijia Industrial Park
Lijia Town
Wujin District, Changzhou City
Jiangsu Province 213176
People’s Republic of China
(Address of principal executive offices)

(86) 519-86230102
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

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

Yes [X]         No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X]         No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [  ]             No [X]

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing bid price of such shares as reported on the OTC Bulletin Board) was approximately $4.3 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 23,625,911 shares of the registrant’s common stock outstanding as of April 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
Year Ended December 31, 2011

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “CGRE,” “the Company,” “we,” “us,” or “our” are to the combined business of China Green Energy Industries, Inc., a Nevada corporation, its wholly-owned subsidiaries, Best Green BVI and Best Green Changzhou, and its variable interest entities, Best Cable and Best Appliances;
  “Best Green BVI” are to Best Green Energy Industries Limited, a BVI company;
  “Best Green Changzhou” are to Best Green Energy (Changzhou) Co., Ltd., a PRC company;
  “Best Cable” are to Changzhou City Wujin Best Electronic Cables Co., Ltd., a PRC company;
  “Best Appliances” are to Jiangsu Best Electrical Appliances Co., Ltd., a PRC company;
  “BVI” are to the British Virgin Islands;
  “PRC” and “China” are to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan;
  “SEC” are to the Securities and Exchange Commission;
  “Securities Act” are to the Securities Act of 1933, as amended;
  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;
  “Renminbi” and “RMB” are to the legal currency of China; and
  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

PART I

ITEM 1.	BUSINESS.

Overview of Our Business

We manufacture and distribute clean technology-based consumer products, including light electric vehicles, or LEVs, and cryogen-free refrigerators. We also manufacture and distribute network and High-Definition Multimedia Interface, or HDMI, cables. We sell some of our products under our own brand name of “BEST” and the balance of our products as an original equipment manufacturer, or OEM, for other companies, who are our customers. On January 25, 2011, we acquired the “NICONIA LEV” brand name and retail sales network, which we believe will compliment our line of LEVs.

Our corporate headquarters and manufacturing base are located in Changzhou, China, where we own an aggregate of approximately 46,800 square meters of manufacturing facilities and office space. We own the right to use a total of 49,900 square meters of land in China. Our annual manufacturing capacity for our LEVs, Cryogen-free refrigerators and sets of network and HDMI cables (combined) is 35,000 units, 115,000 units and 25 million sets, respectively.

Our principal executive offices are located at Jiangsu Wujin Lijia Industrial Park, Lijia Town, Wujin District, Changzhou City, Jiangsu Province 213176, People’s Republic of China. Our telephone number at that address is (86)519-86230103. We maintain a website at www.chinagei.com that contains information about our company, but that information is not part of this report.

Our Organizational Structure

We are a Nevada holding company for certain direct and indirect subsidiaries in the BVI and China. We own all of the issued and outstanding capital stock of Best Green BVI, a BVI company. Best Green BVI is a holding company that owns all of the outstanding capital stock of Best Green Changzhou, a PRC company.

Our principal manufacturing operations and sales and marketing activities in China are conducted through our variable interest entities, or VIEs, Best Cable and Best Appliances which we view and operate as our subsidiaries. We control the VIEs through a series of contractual arrangements. These contracts include an Exclusive Technical Services and Business Consulting Agreement, or the Consulting Agreement, a Business Operation Agreement, an Equity Interest Pledge, and a Proxy Agreement. These agreements are among our indirect, wholly-owned subsidiary, Best Green Changzhou, and each of our VIEs. These contractual arrangements are described below.

  Consulting Agreement. Under the Consulting Agreement, Best Green Changzhou provides exclusive technical, business and management consulting services to the VIEs in exchange for service fees equal to 100% of the VIE’s total annual net profits.

  Business Operation Agreement. The Business Operation Agreement imposes restrictions on the operations of the VIEs. Under the Business Operation Agreement, the VIEs are prohibited from engaging in any transaction which may materially affect their assets, obligations, rights or business operation without prior consent from us. The VIEs are also required to accept policies and suggestions provided by us from time to time with respect to employment or dismissal of employees, corporate management and financial management systems. The VIEs are also required to appoint the directors and members of senior management that we designate.

  Equity Interest Pledge Agreement. The shareholders of the VIEs, Mr. Jianliang Shi and Ms. Xueqin Wang, have pledged their entire equity interest in the VIEs to Best Green Changzhou pursuant to the Equity Interest Pledge Agreement. The equity interests are pledged as collateral security for the obligations of the VIEs under the Consulting Agreement and the Business Operation Agreement.

  Proxy Agreement. The proxy agreement among Best Green Changzhou and Mr. Shi and Ms. Wang requires that they vote all of the equity interests in the VIEs, at any shareholders meeting or other time when shareholders of the VIEs vote, in accordance with our instructions.

As a result of these contractual agreements, Best Cable and Best Appliances became our VIEs. A variable interest represents a contractual or ownership interest in another entity that causes the holder to absorb the changes in fair value of the other entity’s net assets. Potential variable interests include: holding economic interests, voting rights, or obligations to an entity; issuing guarantees on behalf of an entity; transferring assets to an entity; managing the assets of an entity; leasing assets from an entity; and providing financing to an entity. In such cases consolidation of the VIE is required by the enterprise that controls the economic risks and rewards of the entity, regardless of ownership.

The following chart reflects our organizational structure as of the date of this report.

Our Corporate History

We were incorporated under the laws of the state of Nevada on December 7, 2007 under the name “TradeOn, Inc.” We were planning to develop and commercialize a mobile price comparison service for use by the general public. However, our business never materialized and we became inactive until we acquired Best Green BVI.

On June 9, 2010, we completed a reverse acquisition transaction with Best Green BVI, whereby we acquired all of the issued and outstanding capital stock of Best Green BVI in exchange for 20,734,531 shares of our common stock, which, after giving effect to the cancellation of 4,000,000 shares of our common stock by Mr. Haifeng Lu in connection with the reverse acquisition, constituted 88.1% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. Best Green BVI thereby became our wholly owned subsidiary and Best Green Investments Limited, the sole shareholder of Best Green BVI, became our controlling stockholder. For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Best Green BVI as the acquirer and the Company as the acquired party.

At the time of the reverse acquisition, the sole owner of Best Green Investments Limited was Marsel Gilyazov. Prior to the reverse acquisition, on April 24, 2010, Marsel Gilyazov, entered into an option agreement with our Chairman and CEO, Mr. Jianliang Shi, and his wife, Ms. Xueqin Wang, pursuant to which they were granted options to purchase 51% and 49%, respectively, of the equity interests of Best Green Investments Limited. On October 20, 2010, Mr. Shi and Ms. Wang exercised their options, and as a result, they now own all of the equity interests of Best Green Investments Limited.

As a result of the reverse acquisition of Best Green BVI, our business became the business of Best Green BVI and its subsidiaries and VIEs. Best Green BVI was incorporated in the BVI on March 31, 2010. Best Green BVI is a holding company that has no operations or assets other than its ownership of all of the capital stock of Best Green Changzhou. Best Green Changzhou was incorporated in the PRC on May 6, 2010. Best Cable was incorporated in the PRC on May 25, 1993 and Best Appliances was incorporated in the PRC on August 21, 2001. All of our manufacturing operations are conducted through Best Appliances and Best Cable through the contractual arrangements described above.

On September 1, 2010, we changed our name from “TradeOn, Inc.” to “China Green Energy Industries, Inc.” to reflect our new business operations.

Our Industry

Light Electric Vehicles

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

China’s LEV Market

The Chinese market for LEVs is very large and has been growing rapidly. According to the China Electronic Components Association, 29.7 million LEVs were sold in China in 2011 with 2004 to 2011 CAGR of 23%. The following chart shows the historical and expected growth of LEV sales in China:

Source: China Electronic Components Association

Small Home Appliances

We currently produce and sell cryogen-free refrigerators, which are classified as small home appliances.

According to CCID Consulting, the CAGR of small home appliance sales in China was 15% during the period from 2003 to 2011. The following chart shows the growth of small home appliance sales in China:

Source: CCID Consulting, company estimates

Cables and Wires

General Cable and Wire Market

China’s cable and wire industry has surpassed the United States to become the largest cable and wire producer in the world. In China, the cable & wire industry is expected to grow at a level comparable to that of the national economy, which is estimated to be 7% to 8%.

HDMI Cable Market

We expect with the growth of HDTV and related video equipment market, the growth of HDMI cable market will continue in 2012. The larger HDTV installed base and production of HDMI V1.4 devices will continue to drive demand for lower-speed 10 Gigabit/s HDMI models.

Our Competitive Strength

We believe that the following competitive strengths will sustain our rapid growth and enable us to continue to compete effectively:

  We provide high quality products with international safety certifications. We have obtained ISO9001 and ISO14001 certifications for our production processes, and we also have obtained various other safety certifications, such as UL, TÜV and ETL for our products. See “Quality Assurance and Quality Control” below for a more detailed explanation of our quality control measures. These certifications enable us to sell to our international clients. As a result, our customers are more willing to pay a relatively higher price for our products.

  We have customers that are multinational companies. Many of our customers are large multinational corporations. We are the OEM LEV manufacturer for QWIC of Netherlands and the OEM cryogen-free refrigerator manufacturer for Ford, Pepsi, Coca-Cola, Carlsberg and Disney. We also provide network cables and HDMI cables to Wal-Mart, Home Depot and Carrefour. These large multinational corporations provide us with stable orders while also providing customer confidence in our products to help grow our potential client base.

Our Growth Strategies

By leveraging our sales network and manufacturing capacity, we are taking the initiative to grow into a business group of new energy and environmentally friendly consumer goods businesses through the following strategies:

  We explore the expanding global LEV market. We expect the rapidly growing LEV market to increase our revenue steadily in the coming years. Currently, we manufacture LEVs in China to leverage the low manufacturing cost and sell LEVs in the European market. European countries provide several incentives to help stimulate the use of LEVs. We expect these regulations to help the European LEV market grow rapidly, and we hope that our market position will help us take advantage of this opportunity. We expect growth in LEV sales as additional LEV incentives are implemented by European governments.

  We plan to increase sales of environmentally friendly consumer goods. As people become more aware of the increasing need for environmental protection, we believe that many consumers will choose to purchase cryogen-free refrigerators instead of traditional refrigerators with cryogen. We provide environmentally friendly non-cryogenic refrigerators. They contain zero cryogen and do not cause any pollution during the manufacturing process or during use. We will continue to work to increase sales of cryogen-free refrigerators and other related environmentally friendly home appliances, including our thermostatic wine cabinets and thermostatic cosmetics cases.

  We plan to strengthen our relationships and alliances with large multinational companies. Currently, we are the OEM LEV manufacturer for QWIC of Netherlands. We are also the non-cryogen refrigerator OEM manufacturer for Ford, Pepsi, Coca-Cola, Carlsberg and Disney. We intend to continue strengthening our relationships and alliances with existing and potential multinational corporate customers and leverage their financial resources and brand awareness with our relative low production cost to achieve faster and more sustained growth in the future.

Our Products

We manufacture and distribute clean technology-based consumer products, including LEVs and cryogen-free refrigerators. We also manufacture and distribute network and HDMI cables. For the year ended December 31, 2011, approximately 29%, 17% and 54% of our revenues were generated from sales of our LEVs, refrigerators and cable products, respectively.

Light Electric Vehicles

LEVs can be classified into the following categories:

  Electric Scooters (10 - 15 mph)
  Electric Bicycles (12 - 20 mph)
  Electric Motorcycles (20 - 45 mph)

Our major LEV products are electric bicycles and electric motorcycles. These LEVs use a lithium battery or lead-acid battery for propulsion and their mileage per charge ranges from 40 miles to 60 miles. Our LEVs can be charged using any home AC electric supply, which enables users to re-charge LEVs almost anywhere with convenience. From an environmental perspective, use of LEVs eliminates emissions of carbon-dioxide (CO2) that would otherwise occur if a gas propelled motor vehicle were used.

We manufacture LEVs in China and sell them to the European market. We are also the OEM LEV manufacturer for QWIC of Netherlands. Below are depictions of two of our LEV products that we manufacture for QWIC.

Our LEVs sold in China are under NICONIA brand, which we acquired on January 25, 2011.

Cryogen-free Refrigerators

Most refrigerators use cryogen. The most common type of cryogen used in refrigerators is Chlorofluorocarbon, or CFC, also commonly known by the DuPont trade name Freon. Use of CFCs has become heavily regulated because of the destructive effects on the ozone layer. Given the increasing environmental awareness and increase in environmental regulations, the market for cryogen-free refrigerators is growing.

Our cryogen-free refrigerator cooling system is based on thermoelectric effect. The thermoelectric effect, also known as the Peltier effect, is the direct conversion of temperature differences to electric voltage and vice versa. A thermoelectric device creates a voltage when there is a different temperature on each side. Conversely when a voltage is applied to it, it creates a temperature difference. The following chart shows how thermoelectric effect works:

Our refrigerator works without cryogen and is based on thermoelectric effect. Compared with traditional refrigerators, it possesses the following advantages: zero cryogen pollution to the environment, less electricity consumption, compact in size, lower cost and price, and lower operating noise. Currently, we are the OEM manufacturer for Ford, Pepsi, Coca-Cola, Carlsberg and Disney branded mini size refrigerators. The following pictures depict our cryogen-free refrigerators:

By diversifying our cryogen-free refrigeration technology, we have extended our refrigerator product line to portable refrigerators, thermostatic wine cabinets, thermostatic cosmetics cases. We believe many consumers are increasingly willing to consider buying these products for environmental reasons and also because they are convenient to use.

Network cable and HDMI cables

Our major wire and cable products are network cables and HDMI cables.

Network Cables

Our network cables mainly include Category 5, or Cat-5, and Category 6, or Cat-6, cables. Cat-5 cable is a twisted pair high signal integrity cable type. Cat-5 has been superseded by the Cat-5e specification structured cabling for computer networks, such as Ethernet, and is also used to carry many other signals such as basic voice services, token ring, and ATM (at up to 155 Mbit/s, over short distances). Cat-6 cable is a cable standard for Gigabit Ethernet and other network protocols that are backward compatible with the Category 5/5e and Category 3 cable standards. Compared with Cat-5 and Cat-5e, Cat-6 features more stringent specifications for crosstalk and system noise.

HDMI Cables

HDMI is a compact audio/video interface for transmitting uncompressed digital data. It represents a digital alternative to consumer analog standards, such as radio frequency coaxial cable, composite video, S-Video, SCART, component video, D-Terminal, or VGA. HDMI connects digital audio/video sources, such as set-top boxes, DVD players, HD DVD players, Blue-ray Disc players, PCs, video game consoles such as the PlayStation 3 and Xbox 360, and AV receivers to compatible digital audio devices, computer monitors, and digital televisions. HDMI supports, on a single cable, any TV or PC video format, including standard, enhanced, and high-definition video; up to 8 channels of digital audio; and a Consumer Electronics Control, or CEC, connection. The CEC allows HDMI devices to control each other when necessary and allows the user to operate multiple devices with one remote control handset. Because HDMI is electrically compatible with the signals used by Digital Visual Interface, or DVI, no signal conversion is necessary, nor is there a loss of video quality when a DVI-to-HDMI adapter is used. As an uncompressed connection, HDMI is independent of the various digital television standards used by individual devices, such as ATSC and DVB, as these are encapsulations of compressed MPEG video streams.

HDMI products started shipping in 2003. Over 850 consumer electronics and PC companies have adopted the HDMI specification. In Europe, either DVI-HDCP or HDMI is included in the HD ready in-store labeling specification for TV sets for HDTV, formulated by EICTA with SES Astra in 2005. HDMI began to appear on consumer HDTV camcorders and digital still cameras in 2006.

We are certified by HDMI Licensing, LLC as member of HDMI and produce HDMI cables under a 1.3a and 1.3b standard. HDMI 1.3 was released in 2006 and increased the single-link bandwidth to 340 MHz (10.2 Gigabit/s). It optionally supports Deep Color, with 30-bit, 36-bit, and 48-bit xvYCC, sRGB, or YCbCr, compared to 24-bit sRGB or YCbCr in previous HDMI versions. It also optionally supports output of Dolby True-HD and DTS-HD Master Audio streams for external decoding by AV receivers.

Manufacturing

Manufacturing Facilities

Our corporate headquarters and all of our manufacturing facilities are located in Changzhou, China. We have a total of 49,900 square meters of land use rights. On such land we have an aggregate of approximately 46,800 square meters of manufacturing buildings and office space. We believe that our existing and planned facilities are adequate for our requirements for the foreseeable future.

Manufacturing Processes

Light Electric Vehicles

LEV parts, including electromotors, batteries, wheels, and ties are purchased from third party suppliers. We weld the bike frame together and assemble other parts to finalize the LEVs. The diagram below illustrates our LEV manufacturing process:

Cryogen-free Refrigerator

We purchase the semiconductor refrigeration component for our refrigerators from third party suppliers. We manufacture the body and case of the refrigerators through plastic injection molding. The diagram below illustrates our refrigerator manufacturing process.

Network Cable and HDMI Cable

We produce network cables and HDMI cables in our manufacturing base in Changzhou, China. The diagram below illustrates our manufacturing process of a network cable and HDMI cable:

Raw Materials

Most of our raw materials are purchased from suppliers in China. Before we utilize raw materials in our manufacturing process, the raw materials must undergo an inspection process. The nature of the process depends on the type of raw materials. The type of raw materials and component parts that we require vary depending upon the product. The prices of the raw materials that we utilize to produce our products are determined based upon prevailing market conditions, supply and demand.

The major raw materials for LEV are steel, electromotors, batteries, wheels and tires. We purchase them from local suppliers in China.

The major raw materials that we utilize for the production of our cryogen-free refrigerators are polyvinyl chloride, or PVC, semiconductor refrigeration components, and air cooling fins. We purchase PVC from two suppliers in Zhejiang Province and Jiangsu Province. Air cooling fins are supplied by two suppliers in Jiangsu Province.

Raw materials for network cable and HDMI cable are copper and PVC. We purchase copper from one supplier in Jiangsu Province and PVC from two suppliers in Zhejiang Province and Jiangsu Province.

The following table sets forth the suppliers representing 10% or more of the Company’s purchases during the year 2011 are as follows:

Supplier	Raw Materials	Amount (in thousands)
Wuxi Lingfeng Copper	Copper wire	5,277

Quality Assurance and Quality Control

We closely monitor and test the quality of our products. We have established inspection points at key production stages to identify product defects during the production process, and our finished products are inspected and tested according to standardized procedures. We provide regular training and specific guidelines to our operators to ensure that our internal production processes meet quality standards. We have passed quality standards of ISO9001 and ISO14001 certifications since 2007. We have also obtained the following certifications, which enable us to export overseas:*

UL Safety Certification for all A/V cables since 2006 UL Safety Certification for net cables Cat5e, Cat6 since 2008
HDMI member for 28#1.3a, 1.3b
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

The following table sets forth the customers representing 10% or more of the Company’s sales during year 2011 are as follows:

Customer	Main Products	Amount (in thousands)	% of Revenues
Company A	Cable	4,952	20%

Competition

Light Electric Vehicles

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

Cryogen-free Refrigerators

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

Intellectual Property

We own the trademark of “BEST” , which is actively used for our products. The trademark has been registered with the State Trademark Bureau of PRC and has a valid term of 10 years expiring on June 2016. We acquired the trademark of “Niconia ”, which is used for our LEVs. The trademark has been registered with the State Trademark Bureau of PRC and has a valid term of 10 years expiring on June 27, 2014. When it matures, we will make another 10 year extension. We also own two other trademarks, which are not used or not frequently used for our products at this time.

We have applied for two patents for solar power water heaters as we intend to penetrate the solar heat power industry as a part of our green energy business strategy and supplementing our current LEV business.

Patent Title	Type	Application No.	Certificate No.	Authorization Date
Suspension-type solar water heater with automatic tracking	Invention patent	200910225069	CN101706164A	2010.5.12
Suspended automatic tracking focusing solar water heater	Utility model patent	200920269084	CN201593879U	2010.9.29

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

Regulation

Because our primary operating subsidiaries are located in China, we are subject to China’s national and local laws, including those outlined below. We believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies, and that all license fees and filings are current.

Environmental Matters

Our manufacturing facilities are subject to various pollution control regulations with respect to noise and air pollution and the disposal of waste and hazardous materials. We also are subject to periodic inspections by local environmental protection authorities. Our controlled VIEs have received certifications from the relevant PRC government agencies indicating that our business operations are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Occupational Health and Safety

The Standing Committee of the National People’s Congress promulgated the PRC Safe Production Law on June 29, 2002, which sets out the legal framework to achieve and ensure safety in the production and operation activities of enterprises. Under the Safe Production Law, enterprises are required to establish internal safety systems and regulations, set up internal organization or appoint responsible personnel for safety affairs, to provide necessary safe working conditions and to strictly follow the State or industrial standards in relation to safe production. Enterprises which do not satisfy the facilities and conditions required under the laws and the State or industrial standards are not allowed to start or continue their production or operation activities. Enterprises are also required to set up obvious safety caution signals on those production or operation sites, facilities or equipment where there is a material potential risk for safety and shall further provide protective uniforms and personal care products to the field employees for their personal protection.

The PRC Law on the Prevention and Treatment of Occupational Diseases, which was promulgated on October 27, 2001 and became effective on May 1, 2002, requires that work environment and conditions established or provided by employers meet the occupational health standards and requirements of the State, and that employers shall further adopt and implement measures to assure employees’ access to occupational health protection. The employers are also required to participate in social insurance for work-related injury in accordance with the law and declare to and be supervised by the relevant health authorities if the employers are engaged in those harmful projects listed in the Occupational Diseases Catalogue.

We have not experienced any incident of injury or death due to violation of health and safety regulations. We have adopted a set of safety and occupational health protection procedures and standards, based on the specifications and guidelines set out under the PRC laws and regulations.

Land Use Rights

All urban land in China is owned by the State. Pursuant to Interim Regulations of the People’s Republic of China Concerning the Assignment and Transfer of the Right to the Use of the State-owned Land in the Urban Areas, which became effective on May 19, 1990, individuals and companies are permitted to acquire rights to use urban land or land use rights for specific purposes, including residential, industrial and commercial purposes. The land use rights are granted for a period of 70 years for residential purposes, 50 years for industrial purposes and 40 years for commercial purposes. These periods may be renewed at the expiration of the initial and any subsequent terms. Upon approval by both the land administrative authorities and city planning authorities, industrial parcel uses may be converted to other uses, and the duration and other clauses in the land use right granting agreement will be revised to match the new use. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We have received the necessary land use right certificates for the properties described under Item 2 “Properties.”

Foreign Currency Exchange

The majority of our sales revenue and expenses are denominated in RMB. Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating subsidiary and VIEs may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, employee salaries (even if employees are based outside of China), and payment for equipment purchases outside of China, without the approval of the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC operating subsidiary or VIEs borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local branches. These limitations could affect the ability of our PRC operating subsidiary and VIEs to obtain foreign exchange through debt or equity financing. In the event of a liquidation of our PRC subsidiary or VIEs, SAFE approval is required before the remaining proceeds can be expatriated from China.

Taxation

On March 16, 2007, the National People's Congress of China passed a new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Despite these changes, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law are allowed to continue enjoying their preference until these preferential treatment periods expire. During the year 2011, the Company is following the taxation laws issued in 2007.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A “Risk Factors—Risks Related to Doing Business in China—Under the Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

In addition, the EIT Law and its implementing rules generally provide that an income tax rate of 10% will normally be applicable to dividends payable to investors that are “non-resident enterprises,” or non-resident investors, which (i) do not have an establishment or place of business in the PRC or (ii) have an establishment or place of business in the PRC, but the relevant income is not effectively connected with the establishment or place of business to the extent such dividends are derived from sources within the PRC. The State Council of the PRC or a tax treaty between China and the jurisdictions in which the non-PRC investors reside may reduce such income tax.

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay value added tax, or VAT, at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne.

Dividend Distributions

All of our sales are earned by our PRC subsidiary. However, PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends.

Circular 75

On November 1, 2005, SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents to Engage in Overseas Financing and Round Trip Investment via Overseas Special Purpose Vehicles, or Circular 75, which regulates the foreign exchange matters in relation to the use of a special purpose vehicle, or SPV, by PRC residents to seek offshore equity financing and conduct “round trip investment” in China. Under Circular 75, a SPV refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by the PRC residents through the SPVs, including, without limitation, establishing FIEs and using such foreign-invested enterprises to purchase or control onshore assets through contractual arrangements. Circular 75 requires that, before establishing or controlling a SPV, PRC residents and PRC entities are required to complete foreign exchange registration with the local offices of SAFE for their overseas investments.

Circular 75 applies retroactively. PRC residents who have established or acquired control of the SPVs which have completed “round-trip investment” before the implementation of Circular 75 shall register their ownership interests or control in such SPVs with the local offices of SAFE before March 31, 2006. An amendment to the registration is required if there is a material change in the SPV, such as increase or reduction of share capital and transfer of shares. Failure to comply with the registration procedures set forth in Circular 75 may result in restrictions on the foreign exchange activities of the relevant FIEs, including the payment of dividends and other distributions, such as proceeds from any reduction in capital, share transfer or liquidation, to its offshore parent or affiliate and the capital inflow from the offshore parent, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

As we stated under Item 1A “Risk factors—Risks Related to Doing Business in China”—Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary and VIEs, limit our PRC subsidiary’s ability to distribute profits to us or otherwise materially adversely affect us,” we have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary. However, many of the terms and provisions in Circular 75 remain unclear and implementation by central SAFE and local SAFE branches of Circular 75 have been inconsistent since their adoption. Therefore, we cannot predict how Circular 75 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

Employees

As of December 31, 2011, we had 575 employees. The following table sets forth the number of our employees in each of our areas of operation:

Function	Number of Employees
Manufacturing, Procurement and Logistics	489
Quality Control	15
Research and Development	18
Sales and Marketing	37
Administration and Management	6
Finance	10
TOTAL	575

As required by applicable PRC law, we have entered into employment contracts with most of our officers, managers and employees other than our CEO, for which we currently have no agreement with. We are working towards entering employment contracts with those employees who do not currently have employment contracts with us. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant disputes or any difficulty in recruiting staff for our operations.

Our employees in China participate in a state pension plan organized by PRC municipal and provincial governments. We are currently required to contribute to the plan at a Federal rate of 21% of the average employee’s monthly salary however, at the State level, we are granted certain rate reductions, capped salary levels and exclusions of certain employee levels, which reduced our contribution rate.

In addition, we are required by PRC law to cover employees in China with various types of social insurance, and we believe that we are in compliance with the relevant PRC laws.

ITEM 1A.	RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

We are vulnerable to shortages in raw materials or fluctuations in raw material prices.

The major raw materials for the LEVs that we produce are steel, electromotor, batteries, wheels and tires. The major raw materials for cryogen-free refrigerators that we produce are polyvinyl chloride, or PVC, semiconductor refrigeration components, and air cooling fins. Raw materials for our network cable and HDMI cable business consist of cooper and PVC. In order to ensure timely delivery of quality products to our customers at competitive prices, we must obtain sufficient quantities of good quality raw materials at acceptable prices in a timely manner. There is no assurance that we will be able to obtain sufficient quantities of raw materials from our suppliers which are of an acceptable quality and acceptable price in a timely manner.

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

To accommodate our anticipated growth, we will need to expend capital resources and dedicate personnel to implement and upgrade our accounting, operational and internal control systems and enhance our record keeping and contract tracking system. Such measures will require us to dedicate additional financial resources and personnel to optimize our operational infrastructure and to recruit more personnel to train and manage our growing employee base. If we cannot successfully implement these measures efficiently and cost-effectively, we will be unable to satisfy the demand for our products, which will impair our revenue growth and hurt our overall financial performance.

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

Our operating results depend, in part, on our ability to deliver quality products on a timely and cost-effective basis. As our products become more advanced, it may become more difficult to maintain our quality standards. If we experience deterioration in the performance or quality of any of our products, it could result in delays in shipments, cancellations of orders or customer returns and complaints, loss of goodwill and harm to our brand and reputation. Furthermore, our products are used together with components and in motor vehicles that have been developed and maintained by third parties, and when a problem occurs, it may be difficult to identify the source of the problem. In addition, some automobile parts and components may not be fully compatible with our products and may not meet our or our customers’ quality, safety, security or other standards. The use by customers of our products with incompatible or otherwise substandard components is largely outside of our control and could result in malfunctions or defects in our products and result in harm to our brand. These problems may lead to a decrease in customers and revenue, harm to our brand, unexpected expenses, loss of market share, the incurrence of significant warranty and repair costs, and diversion of the attention of our engineering personnel from our product development efforts, customer relation problems or loss of customers, any one of which could materially adversely affect our business.

We are dependent on our major customers.

Sales to our largest customer, accounted in aggregate of approximately 20% and 44% of our revenues for 2011 and 2010, respectively.

Our ability to retain the major customer is therefore important to our continued success. There is however no assurance that the customer will continue to purchase our products at the current levels in the future. There is also no assurance that we will be able to decrease our dependence on these major customers over time. If the major customer ceases or reduces significantly their purchase of our products and we are unable to obtain substitute orders of comparable size from other existing or new customers, there will be a material adverse impact on our financial performance and position.

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

We own the intellectual property identified in Item 1 “Business—Intellectual Property.” There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by others which could damage our ability to rely on such technologies. In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid the risks of intellectual property rights infringement created by suppliers of components used in our products or by companies with which we work in cooperative research and development activities.

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

Mr. Jianliang Shi, our Chairman, Chief Executive Officer and President is the beneficial owner of approximately 88% of our common stock. As a result, he has significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

RISKS RELATING TO OUR ORGANIZATIONAL STRUCTURE

We operate our businesses through companies with which we have contractual relationships, but in which we do not have controlling ownership. If the PRC government determines that our agreements with these companies are not in compliance with applicable regulations, our business in the PRC could be materially adversely affected.

We operate our business through a series of contractual arrangements with Best Cable and Best Appliances and their shareholders, Mr. Jianliang Shi and Ms. Xueqin Wang. See Item 1 “Business—Our Organizational Structure” for a description of these arrangements. We are able to control these entities and operate their businesses through these contractual arrangements, but we have no equity control over these companies.

In the opinion of our PRC legal counsel, Grandall Legal Group, our corporate structure and our contractual arrangements comply with all applicable PRC laws, rules and regulations, and do not violate any applicable PRC laws, rules or regulations. We have been advised by our PRC legal counsel, however, that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, the PRC regulatory authorities may in the future take a view that is contrary to the opinion of our PRC legal counsel. We have been further advised by our PRC legal counsel that if the PRC government finds that the agreements that establish the structure for operating our business in the PRC do not comply with PRC government restrictions, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

  levy fines on us;
  revoke our business and operating licenses;
  require us to discontinue or restrict our operations;
  restrict our right to collect revenues;
  require us to restructure our business, corporate structure or operations; and
  impose additional conditions or requirements with which we may not be able to comply

The imposition of any of these penalties could result in a material and adverse effect on our ability to conduct our business and our financial condition.

We believe that the VIE arrangements are in compliance with PRC law and are legally enforceable. The major shareholders of the VIEs are also the major shareholders of the Company and therefore have no current interest in seeking to act contrary to the contractual arrangements. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements and if the shareholders of the VIEs were to reduce their interest in the Company, their interests may diverge from that of the Company and that may potentially increase the risk that they would seek to act contrary to the contractual terms, for example by influencing the VIEs not to pay the service fees when required to do so.

If the contractual relationships between Best Cable and Best Appliances and Best Green Changzhou were terminated, our non-affiliated shareholders would have little or no recourse against the assets of Best Cable and Best Appliances.

Our Company’s controlling shareholders, who collectively hold 87.8% of our common shares, also hold 100% of the equity of Best Cable and Best Appliances (the VIEs). These shareholders are in a position to exert substantial control over the Company. Because of this relationship, these shareholders could be in a position to voluntarily terminate the contractual relationship between Best Green Changzhou and the VIEs pursuant to which we control the VIEs by virtue of our ownership of all of the equity of Best Green Changzhou. If this were to occur, most non-affiliated shareholders would have little to no recourse against the assets of the VIEs, which are located in China.

Our contractual arrangements with Best Cable and Best Appliances and their shareholders may not be as effective in providing control over them as direct ownership.

Our operations are dependent on Best Cable and Best Appliances, in which we have no equity ownership interest and must rely on contractual arrangements to control and operate the businesses of these entities. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, Best Cable and Best Appliances may be unwilling or unable to perform their obligations under our commercial agreements with them, in which case we will not be able to conduct our operations in the manner currently planned. In addition, they may seek to renew their agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control Best Cable and Best Appliances, we may not succeed in enforcing our rights under them by relying on legal remedies under Chinese law, which may not be adequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire, or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

Uncertainties in the PRC legal system may impede our ability to enforce the commercial agreements that we have entered into with Best Cable and Best Appliances or any arbitral award thereunder and any inability to enforce these agreements could materially and adversely affect our business and operation.

While disputes under the contractual arrangements with Best Cable and Best Appliances are subject to binding arbitration before the China International Economic and Trade Arbitration Commission, or CIETAC, in accordance with CIETAC’s arbitration rules, the agreements are governed by PRC law and an arbitration award may be challenged in accordance with PRC law. For example, a claim that the enforcement of an award in our favor will be detrimental to the public interest, or that an issue does not fall within the scope of the arbitration would require us to engage in administrative and judicial proceedings to defend an award. China’s legal system is a civil law system based on written statutes and unlike common law systems, it is a system in which decided legal cases have little value as precedent. As a result, China’s administrative and judicial authorities have significant discretion in interpreting and implementing statutory and contractual terms, and it may be more difficult to evaluate the outcome of administrative and judicial proceedings and the level of legal protection available than in more developed legal systems. These uncertainties may impede our ability to enforce the terms of the contracts that we have entered into with Best Cable and Best Appliances. Any inability to enforce the contractual arrangements with Best Cable and Best Appliances or an award thereunder could materially and adversely affect our business and operation.

The shareholders of Best Cable and Best Appliances may have potential conflicts of interests with us, which may adversely affect our business.

Mr. Jianliang Shi and Ms. Xueqin Wang, who own and control Best Green Investment Limited, are also controlling shareholders of Best Cable and Best Appliances. Conflicts of interests between their dual roles as owners of both Best Cable and Best Appliances and our Company may arise. We cannot assure you that when conflicts of interest arise, any or all of these individuals will act in the best interests of our company or that any conflict of interest will be resolved in our favor. In addition, these individuals may breach or cause Best Cable and Best Appliances to breach or refuse to renew the existing contractual arrangements, which will have a material adverse effect on our ability to effectively control Best Cable and Best Appliances and receive economic benefits from it. If we cannot resolve any conflicts of interest or disputes between us and the beneficial owners of Best Cable and Best Appliances, we would have to rely on legal proceedings, the outcome of which is uncertain and which could be disruptive to our business.

Our arrangements with Best Cable and Best Appliances and their shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses.

We could face material and adverse tax consequences if the PRC tax authorities determine that our contracts with Best Cable and Best Appliances and their shareholders were not entered into based on arm’s length negotiations. If the PRC tax authorities determine that these contracts were not entered into on an arm’s length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

RISKS RELATED TO DOING BUSINESS IN CHINA

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

Adverse changes in political, economic and other policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect the growth of our business and our competitive position.

Most of our business operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

  the degree of government involvement;
  the level of development;
  the growth rate;
  the control of foreign exchange;
  the allocation of resources;
  an evolving regulatory system; and
  a lack of sufficient transparency in the regulatory process.

While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese economy has also experienced certain adverse effects due to the recent global financial crisis. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on overall economic growth, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

Future government regulations or other standards could have an adverse effect on our operations.

Our operations are subject to a variety of laws, regulations and licensing requirements of national and local authorities in the PRC. We are required to obtain licenses or permits and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. In the event that these laws, regulations and/or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such rules and regulations. In addition, new regulations may be enacted that could have an adverse effect on us.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our subsidiary and VIEs in the PRC. Our subsidiary and VIEs are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to Foreign Invested Enterprises, or FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, most of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and all of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of our sales will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. The Chinese regulatory authorities may impose more stringent restrictions on the convertibility of the RMB.

In addition, the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, issued by SAFE and effective as of August 29, 2008, or Circular 142, regulates the conversion by FIEs of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the relevant government authority and may not be used to make equity investments in PRC, unless specifically provided otherwise. SAFE further strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-dominated capital of a FIE. The use of such RMB may not be changed without approval from SAFE, and may not be used to repay RMB loans if the proceeds of such loans have not yet been used. Any violation of Circular 142 may result in severe penalties, including substantial fines.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our sales are earned by our PRC subsidiary. However, as discussed more fully under Item 1 “Business —Regulation—Dividend Distributions,” PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary and VIEs, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75. Circular 75 requires PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an SPV for the purpose of engaging in an equity financing outside of China. See Item 1 “Business—Regulation—Circular 75” for a detailed discussion of Circular 75 and its implementation.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries and VIEs’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006 and was amended on June 22, 2009. The M&A Rule governs the approval process by which a Chinese company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the M&A Rule will require the parties to the transaction to make a series of applications to certain government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the M&A Rule is likely to be more time consuming and expensive than in the past, and the government can now exert more control over the combination of two businesses. Accordingly, due to the M&A Rule, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction. The M&A Rule allows Chinese government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and other relevant government agencies an appraisal report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The M&A Rule also prohibits a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and, in certain transaction structures, requires that consideration must be paid within defined periods, generally not in excess of a year. The M&A Rule also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, the M&A Rule may impede our implementation of our growth strategy.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress of China passed the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. See Item 1 “Business—Regulation—Taxation” for a detailed discussion of the EIT Law.

It remains unclear whether the PRC tax authorities would require or permit our overseas registered entities to be treated as PRC resident enterprises. We do not currently consider our company to be a PRC resident enterprise. However, if the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary may qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our stock.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which was effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

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

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is currently a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

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

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Articles of Incorporation authorize our board of directors to issue up to 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Land Use Rights

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes.

We were granted land use rights from the People’s Government of Wujin District in Changzhou City to approximately 16,000 square meters of land located at Qinxiang Village of Lijia Town, China. The term of the land use rights for such land will expire on April 30, 2055. These periods may be renewed at the expiration of the initial and any subsequent terms.

We were also granted land use rights from the People’s Government of Wujin District of Changzhou City for approximately 34,000 square meters of land. The term of the land use rights of such land will expire on December 30, 2056. These periods may be renewed at the expiration of the initial and any subsequent terms.

The buildings described below sit on these land use rights.

Buildings

Our principal corporate and administrative offices, as well as significant manufacturing activities, are located in buildings we own in Jiangsu Wujin Lijia Industrial Park, Lijia Town, Wujin District, Changzhou City, in Jiangsu Province, in the People’s Republic of China.

Best Cable currently owns four buildings with an aggregate of 3,400 square meters of space.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “CGRE.”

The following table sets forth, for the periods indicated, the high and low closing bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

		Closing Prices(1)
		High		Low
Year Ended December 31, 2011
1st Quarter		$4.15		$2.70
2nd Quarter		4.15		1.50
3rd Quarter		2.00		1.00
4th Quarter		2.00		2.00

Year Ended December 31, 2010
1st Quarter	$	N/A	$	N/A
2nd Quarter		N/A		N/A
3rd Quarter		5.10		2.01
4th Quarter		3.75		3.00

(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of April 13, 2012, there were approximately 277 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared dividends or paid cash dividends. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2011 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with United States generally accepted accounting principles.

Overview

We manufacture and distribute clean technology-based consumer products, including LEVs and cryogen-free refrigerators. We also manufacture and distribute network and HDMI cables. We sell some of our products under our own brand name of “BEST” and the balance of our products as an OEM for other companies, who are our customers. On January 25, 2011, we acquired the “NICONIA LEV” brand name which we believe will compliment our line of LEVs. At end of 2011, we have expanded our LEVs Market and sustained a steady group of distributions.

We will make greater effort to expand LEVs Market in 2012, especially around U.S. and Europe, where green energy technology is in high demand.

Our corporate headquarters and manufacturing base are located in Changzhou, PRC, where we own an aggregate of approximately 46,800 square meters of manufacturing facilities and office space. We own the right to use a total of 49,900 square meters of land in China. Our annual manufacturing capacity for our LEVs, Cryogen-free refrigerators and sets of network and HDMI cables (combined) is 35,000 units, 115,000 units and 25 million sets, respectively.

Executive Overview of Financial Results

Principal Factors Affecting our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Growth of China’s LEV and Small Appliances Markets. The Chinese market for LEVs is very large and has been growing rapidly. According to the China Electronic Components Association, 29.7 million LEVs were sold in China in 2011 with 2004 to 2011 CAGR of 23%. We believe the rapid growth of the markets will increase the demand for our products.

  Heightened Environmental Awareness. As people become more aware of the significance of environmental protection, we believe that many consumers will choose products with clean technology such as cryogen-free refrigerators or LEVs which will help reduce carbon dioxide emissions.

  Government Policies Promoting the Use of Clean Technology. China has increased its investment in clean technology in recent years. Its economic stimulus package invested $221 billion in technology for reducing greenhouse-gas emissions. We believe that the government policies will have a positive impact on the sales of our products.

Results of Operations

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2011 and 2010, both in dollars and as a percentage of our revenues.

	Year Ended December 31, 2011			Year Ended December 31, 2010
		Percentage			Percentage
	Amount	of Revenues		Amount	of Revenues
Revenues	$24,905,073	100.00%		$28,589,395	100.00%
Cost of revenues	21,074,523	84.62%		20,398,286	71.35%
Gross profit	3,830,550	15.38%		8,191,109	28.65%
Operating expenses
General and administrative expenses	4,115,014	16.52%		2,031,956	7.11%
Selling expenses	1,218,754	4.89%		649,198	2.27%
Total operating expenses	5,333,768	21.42%		2,681,154	9.38%
Income (loss) from operations	(1,503,218)	(6.04%	)	5,509,955	19.27%
Interest income	33,446	0.13%		345,745	1.21%
Interest expenses	(765,452)	(3.07%	)	(472,307)	(1.65%	)
Other income, net	(75,597)	0.30%		183,722	0.64%
Income (loss) before income taxes	(2,310,821)	(9.28%	)	5,567,115	19.47%
Income taxes	-	-		(1,430,640)	(5.00%	)
Net Income (loss)	(2,310,821)	(9.28%	)	4,136,475	14.47%
Foreign currency translation adjustments	170,119	0.68%		160,484	0.56%
Total comprehensive income (loss)	$(2,140,702)	(8.60%	)	$4,296,959	15.03%

Revenues. Our revenues decreased by $3.7 million, or 12.9%, to $24.9 million in 2011, from $28.6 million in 2010. The decrease was due primarily to a decrease in sales of both cable products and refrigerators. Revenue of cable products decreased by 26.7% from $18.4 million in 2010 to $13.5 million in 2011. The decrease was mainly due to reduced customer demand as a result of general market decline and the loss of a larger customer in the latter half of 2010. Revenue from refrigerators decreased by 54.7% from $9.5 million in 2010 to $4.3 million in the 2011. The decrease was mainly due to reduced customer demand as a result of general market decline. We experienced an increase in LEV sales from $0.7 million in 2010 to $7.2 million in 2011. The increase was largely attributable to the acquisition of the Niconia LEV brand. We were able to increase our production volume to satisfy expected orders with our existing manufacturing capacity.

On a geographic basis, revenues generated from outside of China was approximately $10.5 million, or 42.4% of the total revenues, for 2011, as compared to $10.5 million, or 36.8% of the total revenues, for 2010. The increase was mainly resulted from our efforts to expand product penetration into new and existing markets and foster acceptance of our products in the international markets.

The following table sets forth revenues by business segment and by geography for the years ended December 31, 2011 and 2010.

	Year Ended December 31, 2011		Year Ended December 31, 2010
		Percentage		Percentage
	Amount	of Revenues	Amount	of Revenues
Segment Data
Cryogen-free refrigerators	$4,255,356	17.09%	$9,478,362	33.15%
Cable products	13,496,017	54.19%	18,403,811	64.37%
LEVs	7,153,700	28.72%	707,222	2.47%
	$24,905,073		$28,589,395
Geographic Data

PRC	$14,378,649	57.73%	$18,057,609	63.16%
Hong Kong	2,986,416	11.99%	2,499,572	8.74%
United States of America	2,645,902	10.62%	1,691,777	5.92%
Taiwan	1,513,353	6.08%	1,153,456	4.03%
United Kingdom	16,970	0.07%	1,049,138	3.67%
Denmark	36,146	0.15%	864,481	3.02%
Germany	108,469	0.44%	686,272	2.40%
Australia	971,267	3.90%	586,038	2.05%
France	273,359	1.10%	323,270	1.13%
Others	1,974,542	7.93%	1,677,782	5.87%
	$24,905,073		$28,589,395

Cost of revenues. Cost of revenues consists primarily of materials costs, wages, employee compensation, depreciation and amortization and other costs, which are directly attributable to the production of products. Our cost of revenues increased by $0.7 million, or 3.3%, to $21.1 million in 2011, from $20.4 million in 2010. As a percentage of revenues, our cost of revenues increased from 71.3% in 2010 to 84.6% in 2011. The increase was primarily due to increased raw material prices and fixed production costs .

Gross profit. Our gross profit is equal to the difference between our revenue and our cost of revenues. Our gross profit decreased by $4.4 million, or 53.2%, to $3.8 million in 2011, from $8.2 million in 2010. Such decrease was generally in line with our increased cost of revenues, attributed to the increase in raw material costs and fixed production costs. Gross profit as a percentage of revenue was 15.4% and 28.7% for the years ended December 31, 2011 and 2010, respectively. Such decrease was principally attributed to the increase in raw material cost. Copper is one of the key raw materials for our HDMI cable product. In 2011, copper prices fluctuated significantly worldwide beyond our expectations, especially during the third quarter of the year. During the year, we locked down selling prices of cables with certain customers, however, we did not lock down purchase prices of copper with our suppliers. As a result, the gross profit on cable sales were significantly reduced. Since first quarter of 2012, the copper prices have become stable. We have also implemented a new approach in order to manage gross profit, whereby, we will lock down prices of key raw materials before we lock down selling prices with customers.

In addition, we expanded LEV production in 2011 as a result of the newly purchased brand name of Niconia LEV. Accordingly, we identified new suppliers throughout the year but we were not able to manage costs for LEV materials in the first year of LEV production. At end of 2011, we have established a group of selective and stable suppliers with who we have negotiated competitive prices based on long-term relationships. We believe the cost of LEV materials will be more manageable and will reduce accordingly.

General and administrative expenses. General and administrative expenses consist primarily of office expenses, professional fees, certain reserves and provisions, entertainment, traveling expenses, staff welfare, consumables, labor protection and salaries and wages which are incurred at the administrative level and foreign exchange differences. Our general and administrative expenses increased by $2.1 million, or 102.5%, to $4.1 million in 2011, from $2.0 million in 2010. Such increase was attributable to increased payroll expenses by approximately $0.7 million resulting from an increase in staff due to the expansion of the LEV business, as well as additional bad debt reserve by approximately $1.0 million due to the aging of trade accounts receivable and provision for loans and guaranty obligation for loans to others by approximately $0.3 million, which was not accrued in fiscal year 2010.

Selling expenses. Selling expenses consist primarily of advertising, salaries and transportation costs incurred in connection with selling activities. Our selling expenses increased by $0.6 million, or 87.7%, to $1.2 million in 2011, from $0.6 million in 2010. The increase was primarily attributable to increased spending on marketing and exhibitions for all products lines by approximately $0.2 million compared to that in 2010.

Interest expenses. Our interest expenses increased by $0.3 million, or 62.1%, to $0.8 million for 2011, from $0.5 million for 2010. Such increase was mainly due to an increase in bank loans.

Income (loss) before income taxes. Our income (loss) before income taxes decreased $7.9 million, to a $2.3 million loss in 2011, from $5.6 million in income in 2010, as a result of the factors described above.

Income taxes. We had no income expense for 2011, a decrease of $1.4 million from an income tax expense of $1.4 million for 2010. This decrease in income tax expense was due to the decrease in our taxable profit.

Net income (loss). As a result of the factors described above, we generated a net loss of $2.3 million in 2011, a decrease of $6.4 million, from a net income of $4.1 million in 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of approximately $1.0 million, primarily consisting of cash on hand and demand deposits. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Years Ended December 31,
	2011	2010
Net cash (used in) provided by operating activities	$(4,441,115)	$3,304,643
Net cash (used in) investing activities	(10,260,428)	(6,115,932)
Net cash provided by financing activities	14,596,572	3,099,601
Effects of exchange rate change in cash	37,917	34,733
Net (decrease) increase in cash and cash equivalents	(67,054)	323,045
Cash and cash equivalents at beginning of the year	1,080,787	757,742
Cash and cash equivalent at end of the year	$1,013,733	$1,080,787

Operating Activities

Net cash used in operating activities was $4.4 million for 2011, as compared to $3.3 million net cash provided by operating activities for 2010. The decrease was primarily attributable to (i) net income decreasing by $6.4 million, (ii) increase in inventories of $1.2 million, (iii) increase in prepayments and other current assets by $4.7 million, and (iv) decrease in payables (including accounts payable, accrued liabilities and other payables and income tax payable) of $10.1 million, mostly offset by an increase in trade accounts receivable of $9.8 million.

Investing Activities

Net cash used in investing activities for 2011 was $10.3 million, as compared to $6.1 million for 2010. The increase in net cash used in investing activities was mainly attributable to (i) an increase in spending on intangible assets by $2.0 million primarily resulting from the purchase of the Niconia LEV brand and (ii) additional restricted cash deposit requirements of $7.3 million as a result of the issuance of bills payable.

Financing Activities

Net cash provided by financing activities for 2011 was $14.6 million, as compared to $3.1 million for 2010. The increase was mainly attributable to increase in bills payable of $12.7 million, partially offset by an increase in bank loans of $1.2 million.

As of the date of the report, we are party to several loan and bill acceptance agreements as follows:

Loan Agreements:

  Loan Agreement between Best Cable and Wujin Rural Commercial Bank, pursuant to which Wujin Rural Commercial Bank provided a loan with a total amount of RMB1,450,000 (approximately $227,800) at December 31, 2011. The loan matures on June 20, 2012. The annual interest rate is 8.75%. The loan outstanding at December 31, 2011 totaled approximately $227,800.

  Loan Agreements between Best Cable and Wujin Agriculture Bank, pursuant to which we borrowed RMB3,000,000 (approximately $471,300) in August 2011, for a term maturing June 25, 2012. The annual interest rate is 7.21%. We borrowed RMB5,000,000 (approximately $785,500) in November 2011, for a term maturing February 2012. The annual interest rate is 6.41%. We borrowed RMB10,000,000 (approximately $1,571,000) in December 2011, for a term maturing March 2012. The annual interest rate is 6.41%. For the RMB5,000,000 loan that matured in February 2012, the Company extended the loan through May 31, 2012. For the RMB 10,000,000 loan, which matured in March 2012, the Company repaid the loan in March 2012. The amount outstanding at December 31, 2011 totaled approximately $2,827,800.

  Loan Agreement between Best Cable and Wujin ICBC, pursuant to which Wujin ICBC provided loans with a total amount available to borrow of RMB17, 000,000 (approximately $2,670,70) at December 31, 2011. The loan will mature in October 2012. The annual interest rate is 6.56%. The loan outstanding at December 31, 2011 totaled approximately $2,670,700.

  Loan Agreement between Best Appliances and Wujin Rural Commercial Bank for a loan with a total amount available to borrow of RMB19,670,000 (approximately $3,090,200) at December 31, 2011. The annual interest rate ranges is 9.72% and the loan will mature in November 2012. The amount outstanding at December 31, 2011 approximately totaled $3,090,200.

  Loan Agreement between Best Appliance and Wujin Rural Commercial Bank, pursuant to which Wujin Rural Commercial Bank provided a loan with a total amount available to borrow of RMB5,000,000 (approximately $785,500) at December 31, 2011. The loan matures on April 15, 2012. The annual interest rate is 8.75%. The amount outstanding at December 31, 2011 totaled approximately $785,500.

  Loan Agreement between Best Cable and Pudong Development Bank Changzhou Branch, pursuant to which Pudong Development Bank Changzhou Branch provided a loan with a total amount available to borrow of RMB 10,000,000 (approximately $1,571,000) at December 31, 2011. The loan matured on March 19, 2012 and was extended to December 14, 2012. The annual interest rate is 7.93%. The amount outstanding at December 31, 2011 totaled approximately $1,571,000.

  Loan Agreement between Best Appliance and Wujin ICBC, pursuant to which Wujin ICBC provided loans with a total amount of RMB10,000 (approximately $1,600) at December 31, 2011. Wujin ICBC loaned RMB10,000 (approximately $1,600) to Best Appliance, which will mature in February 2012 . The annual interest rate is 6.10%. When the loan matured in February 2012, the Company repaid the loan. The loan outstanding at December 31, 2011 totaled approximately $1,600.

Certain bank loans are secured by our buildings and land rights. Other unsecured bank loans were guaranteed by Mr. Shi, our Chairman and Chief Executive Officer, his wife Ms. Xueqin Wang, and three non-related parties.

Bill Acceptance Agreements:

  Commercial Bill Acceptance Agreement, between Best Cable and Pudong Development Bank Changzhou Branch, pursuant to which Pudong Development Bank Changzhou Branch provided commercial bills with a total amount of RMB40,000,000 (approximately $6,284,000) at December 31, 2011. The agreement matures on January 10, 2013, however, the bills payable at December 31, 2011 become due at various times through March 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at December 31, 2011 totaled $6,284,000.

  Commercial Bill Acceptance Agreement, between Best Cable and Communication Bank Fangzhicheng Subbranch, pursuant to which Communication Bank Fangzhicheng Subbranch provided commercial bills with a total amount of RMB10,000,000 (approximately $1,571,000) at December 31, 2011. The agreement matured on March 28, 2012. The bills payable at December 31, 2011 become due at various times through March 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at December 31, 2011 totaled $1,571,000.

  Commercial Bill Acceptance Agreement, between Best Cable and Wujin Agricultural Bank, pursuant to which Wujin Agricultural Bank provided two commercial bills with a total amount available to borrow of RMB7,000,000 (approximately $1,099,700) at December 31, 2011. The agreement matures on December 13, 2012, guaranteed by our CEO Mr. Shi, Ms. Wang, and KK Lighting, an unrelated party. The bills payable at December 31, 2011become due at various times through May 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at December 31, 2011 totaled $1,099,700.

  Bank Acceptance Agreement, between Best Cable and Wujin Rural Commercial Bank pursuant to which Wujin Rural Commercial Bank provided a bill with a total amount of RMB24,000,000 (approximately $3,770,400) at December 31, 2011. The agreement matures on April 15, 2012, however, the bills payable at December 31, 2011 become due at various times through June 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at December 31, 2011 totaled $3,770,400.

  Bank Acceptance Agreement, between Best Cable and Wujin ICBC pursuant to which Wujin ICBC provided a bill with a total amount of RMB10,000,000 (approximately $1,571,000) at December 31, 2011. The agreement matures on October 31, 2013. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at December 31, 2011 totaled $1,571,000.

  Bank Acceptance Agreement, between Best Cable and Wujin Construction Bank pursuant to which Wujin Construction Bank provided a bill with a total amount available to borrow of RMB9,000,000 (approximately $1,413,900) at December 31, 2011. The agreement matures on January 14, 2014. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at December 31, 2011 totaled $1,413,900.

  Bank Acceptance Agreement, between Best Appliance and Jiangsu Bank University Subbranch pursuant to which Jiangsu Bank University Subbranch provided a bill with a total amount of RMB27,450,000 (approximately $4,312,400) at December 31, 2011. The agreement matures on December 14, 2012, however, the bills payable at December 31, 2011 become due at various times through June 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at December 31, 2011 totaled approximately $4,312,400.

Capital Expenditures

Our capital expenditures for 2011 and 2010 were $3.3 million and $2.9 million, respectively, representing the total amount of investment activities. Our capital expenditures during 2011 consisted of capital expenditures relating to the purchase of the Niconia LEV brand and certain equipment and improvements of office buildings and workshops, as compared to 2010, when we acquired certain equipment.

Going concern

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank loans and equity contributions by stockholders. We believe that cash on hand and cash flow from operations will meet a portion of our present cash needs and will require additional cash resources, including equity investment, to meet expected capital expenditures and working capital requirements for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of management’s strategy to expand our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to the Company, if at all. Any failure by management to raise additional funds on terms favorable to the Company, or at all, could limit the Company’s ability to expand business operations and could harm overall business prospects. The Company currently does not have any agreements to extend or refinance the debts beyond one year term. In addition, the Company has experienced a significant net loss in 2011. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to that might result from the outcome of this uncertainty.

Obligations Under Material Contracts

Except with respect to the loan obligations disclosed above, we have no material obligations to pay cash or deliver cash to any other party.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues usually increase over each quarter of the calendar year with the first quarter usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

Inflation

Inflation and changing prices have a material effect on our business, and due to the inflation and changing prices in 2011, the cost of sales increased while the sales decreased, and the gross margin decreased from 29% in 2010 to 15% in 2011. Inflation, rising raw material prices and labor costs may materially affect our business in the foreseeable future. However, our management will closely monitoring price changes in the Chinese economy and in our industry and continually tries to maintain effective cost controls in operations.

Off-Balance Sheet Arrangements

Except as set forth below, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

As of December 31, 2011 and 2010, we had capital commitments amounting to $590,382 and $610,242, respectively, with respect to the acquisition of property, plant and equipment that were contracted for but not provided in the consolidated financial statements. Such commitments will be recorded to the financial statements when the property, plant and equipment is received.

As of December 31, 2011 and 2010, we acted as guarantor for bank loans granted to certain business associates totaling $6,393,970 and $6,272,100, respectively. The maximum amount that can be drawn on these guaranteed loans is $9,221,770 at December 31, 2011 and these guarantees expire at various times through November 2012. None of our directors or executive officers are involved in the normal operations or have invested in the business of the guaranteed business associates. All the business associates have a healthy record of paying back the loans in a timely manner.

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

Management has assessed the fair value of the obligation arising from the above financial guarantees and recognized $255,759 and $0 as of December 31, 2011 and 2010, which is included in accrued liabilities and other payables in the consolidated financial statements.

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

Loans and Investments in Privately Held Entities

From time-to-time, the Company makes investments in and/or loans to privately-held companies. The Company determines whether the fair values of any investments in privately held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded. On a quarterly basis, the Company reviews outstanding loans receivable to determine if a provision for doubtful loans is necessary. These reviews include discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events. The Company has assessed the loans for potential uncollectibility and has recorded a loan reserve.

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

The Company regularly reviews the cost of inventories against their estimated fair market value and may record a write-down for inventories that have cost in excess of estimated market value. Also for the obsolete inventories, the Company has assessed its inventories and has recorded a provision.

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

Recently issued accounting pronouncements

In June 2011, the FASB (Financial Accounting Standards Board) issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of change in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect that this authoritative guidance will have any material effect on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS”. The objective of this amendment is to achieve common fair value measurement and disclosure requirements in US GAAP and IFRS. This amendment is to ensure that fair value has the same meaning in US GAAP and IFRS and their respective fair value measurement and disclosure requirements are the same. This guidance is effective for the first quarter of 2012. The Company does not expect that this authoritative guidance will have any material effect on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Jianliang Shi, and Chief Financial Officer, Ms. Jianfeng Xu, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, Mr. Shi and Ms. Xu concluded that, because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2011.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2011 due to the material weaknesses described below, we believe that the consolidated financial statements included in this report correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2011.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below:

- We failed to record adequate loan reserves and guaranty loan reserves which were not in compliance with US GAAP.

- We had certain prohibitive transactions, as defined by the Sarbanes-Oxley Act, with an officer of one of the VIEs, where Company funds were commingled with personal accounts for various periods of time resulting in loans to officers.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Remediation Initiative

During the year, we failed to properly apply US GAAP in accounting for shares issued for services. We have implemented procedures, whereby any capital transactions entered into by the Company will be reviewed to determine whether the fair value of the issuance is properly calculated.

During the year, we also inappropriately recorded certain transactions as additional paid-in capital which was not in compliance with US GAAP. Although allowable under Chinese law, we have taken steps to discuss any future capital transactions with our consulting firm which has US GAAP experience to ascertain whether the transactions contemplated as appropriate before they occur.

During the year, we failed to adequately reserve for doubtful accounts. We have implemented procedures to better track aged account balances and set up reserves for customers with delinquent payments, based on specified aging requirements.

We continue to engage a consulting firm to help us modify our accounting policies and procedures based on US GAAP. The modifications are being reviewed by the management, and they will be released and implemented upon approval of the management and the audit committee.

Management is committed to improving its internal control over financial reporting and will continue to work to put effective controls in place. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Other than in connection with the implementation of the remedial measures described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Jianliang Shi	47	Chairman, Chief Executive Officer and President
Zhengxing Shangguan	42	Director and Executive Vice President
Jianfeng Xu	37	Chief Financial Officer
Haoru Tao	36	Director
Ying Wang	44	Director
Jinrong Shen	42	Director

Mr. Jianliang Shi. Mr. Shi has served as our Chairman, Chief Executive Officer and President since June 9, 2010, the day that we consummated our reverse acquisition of Best Green BVI. Mr. Shi founded our VIEs in 1990 and became the chairman and chief executive officer of our VIEs at that time. He is currently the honored executive member of Wujin Light Industry Chamber of Commerce. He was also acknowledged as a Top 10 Entrepreneur by local government each year from 2002 to 2009.

Mr. Zhengxing Shangguan. Mr. Shangguan has served as our Executive Vice President and as a member of our Board of Directors since June 9, 2010, the day that we consummated our reverse acquisition of Best Green BVI. He has served as a director and executive vice president of our VIEs since 1996. He has more than 10 years of experience in management positions as production and sales manager, focusing on sales and production.

Ms. Jianfeng Xu. Ms. Xu has served as our Chief Financial Officer since June 9, 2010, the day that we consummated our reverse acquisition of Best Green BVI. She has served as the chief financial officer of our VIEs since 2000. Prior to joining our company, she worked at Wujin Dyeing Machine Company from 1993 to 1999. Ms. Xu received bachelor’s degree in accounting from Changzhou Institute of Technology in 2003.

Ms. Haoru Tao. Ms. Tao has served as a member of our Board of Directors since January 6, 2011. She has served as a Senior Manager at Shanghai ThinkBridge Certified Public Accountants, a member of HLB International since 2010. Prior to joining ThinkBridge, she was the Asia Pacific Financial Controller for Ascend Performance Materials, a chemical manufacturing company. From 2002 to 2009, Ms. Tao served various senior finance, accounting and internal audit positions in the United States at Levi Strauss & Co., New York Times Co. and Analog Devices Inc. Prior to that, she was a Senior Auditor at Arthur Andersen LLP Shanghai Office from 1999 to 2002. Ms. Tao is a Certified Public Accountant in both USA and China. She is also a Certified Internal Auditor. Ms. Tao holds a Master’s degree in Accounting from Boston College and a Bachelor’s degree in Finance from Fudan University, China.

Ms. Ying Wang. Ms. Wang has served as a member of our Board of Directors since January 6, 2011. She has served as director of Changzhou Tsinghua New Energy Vehicle Engineering and Technology Research Institute since 2009. From 2006 to 2009, Ms. Wang worked in a postdoctoral program in new energy vehicle research of China National 863 Program at Tsinghua University. Ms. Wang received her Doctor’s degree in engineering from Southwest Jiaotong University in 2006. Ms. Wang holds 25 patents in fuel cell and new energy vehicles.

Mr. Jinrong Shen. Mr. Shen has served as a member of our Board of Directors since January 6, 2011. He has served as technology director of Hohai University, Changzhou School since 2002. From 1994 to 2002, Mr. Shen served as a faculty member of Hohai University. Mr. Shen received his Master’s degree in Engineering from Hohai University, where he majored in electronics and mechanical engineering.

Directors are elected until their successors are duly elected and qualified.

Except as set forth in our discussion below in Item 13 “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Director Qualifications

Directors are responsible for overseeing our business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on our Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole, but not necessarily by each director. The Board considers the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and our current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the Board considers the nominee’s judgment, integrity, experience, independence, understanding of our business or other related industries and such other factors the Board determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of our current needs and business priorities. We are a U.S. public company that manufactures and sells clean technology-based consumer products, including LEVs and cryogen-free refrigerators, as well as network and HDMI cables. Therefore, the Board believes that a diversity of professional experiences in these industries, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the Board.

Summary of Qualifications of Directors

Set forth below is a narrative disclosure that summarizes some of the specific qualifications, attributes, skills and experiences of our directors. For more detailed information, please refer to the biographical information for each director set forth above.

Mr. Jianliang Shi. Mr. Shi founded our VIEs in 1990 and became the chairman and chief executive officer of our VIEs at that time. He contributes invaluable long-term knowledge of our business and operations to our Board.

Mr. Zhengxing Shangguan. Mr. Shangguan has served as a director and executive vice president of our VIEs since 1996. He has more than 10 years of experience in management positions as production and sales manager, focusing on sales and production. He contributes invaluable long-term knowledge of our business and operations, as well as extensive experience, to our Board.

Ms. Haoru Tao. Ms. Tao has served in various senior finance, accounting and internal audit positions, both with accounting firms and private companies. She is a Certified Internal Auditor. Her extensive financial experience makes her a valuable member of our Board.

Ms. Ying Wang. Ms. Wang has extensive knowledge of the new energy vehicle industry. She also holds a Doctor’s degree in engineering and holds 25 patents in fuel cell and new energy vehicles. She contributes invaluable knowledge of the new energy vehicle industry to our Board.

Mr. Jinrong Shen. Mr. Shen contributes invaluable technical knowledge to the Board, having served as technology director of Hohai University, Changzhou School since 2002. He also holds a Master’s degree in engineering.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

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

  been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Except as set forth below, we believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2011.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Ethics

On January 6, 2011, our board of directors adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the Code of Ethics can be found as Exhibit 14.1 to our current report on Form 8-K filed on January 6, 2011.

Board Composition and Committees

The Company is governed by a Board of Directors that currently consists of five members: Mr. Jianliang Shi, Mr. Zhengxing Shangguan, Ms. Haoru Tao, Ms. Ying Wang and Mr. Jinrong Shen. Our “independent” directors, within the meaning of the NASDAQ Marketplace Rules, are Ms. Haoru Tao, Ms. Ying Wang and Mr. Jinrong Shen. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

The Board has established three standing committees: the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. Each of the Audit Committee, Compensation Committee and Governance and Nominating Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees, which can be found as Exhibits 99.2, 99.3 and 99.4 to our current report on Form 8-K filed on January 6, 2011.

Audit Committee and Audit Committee Financial Expert

Our Audit Committee is currently composed of five members, Ms. Haoru Tao, Ms. Ying Wang and Mr. Jinrong Shen. Our Board of Directors determined that each member of the Audit Committee meets the independence criteria prescribed by applicable regulation and the rules of the SEC for audit committee membership and is an “independent” director within the meaning of the NASDAQ Marketplace Rules. Each Audit Committee member also meets NASDAQ’s financial literacy requirements. Ms. Tao serves as Chair of the Audit Committee.

Our Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements. Our Audit Committee is responsible for, among other things:

  selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;
  reviewing with our independent auditors any audit problems or difficulties and management’s response;
  reviewing and approving all proposed related-party transactions;
  discussing the annual audited financial statements with management and our independent auditors;
  reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;
  annually reviewing and reassessing the adequacy of our Audit Committee charter;
  meeting separately and periodically with management and our internal and independent auditors;
  reporting regularly to the full Board of Directors; and
  such other matters that are specifically delegated to our Audit Committee by our Board of Directors from time to time.

Our Board of Directors has determined that Ms. Tao is the “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC and also meets NASDAQ’s financial sophistication requirements.

Compensation Committee

Our Compensation Committee is currently composed of five members, Ms. Haoru Tao, Ms. Ying Wang and Mr. Jinrong Shen, each of whom is “independent” within the meaning of the NASDAQ Marketplace Rules. Ms. Wang serves as Chair of the Compensation Committee.

Our Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer may not be present at any committee meeting during which his compensation is deliberated.

The Compensation Committee is responsible for, among other things:

  approving and overseeing the compensation package for our executive officers;
  reviewing and making recommendations to the Board with respect to the compensation of our directors;
  reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and
  reviewing periodically and making recommendations to the Board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

Governance and Nominating Committee

Our Governance and Nominating Committee is currently composed of five members, Ms. Haoru Tao, Ms. Ying Wang and Mr. Jinrong Shen, each of whom is “independent” within the meaning of the NASDAQ Marketplace Rules. Mr. Shen serves as Chair of the Governance and Nominating Committee.

The Governance and Nominating Committee assists the Board in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees.

The Governance and Nominating Committee is responsible for, among other things:

  identifying and recommending to the Board nominees for election or re-election to the Board, or for appointment to fill any vacancy;
  reviewing annually with the Board the current composition of the Board in light of the characteristics of independence, age, skills, experience and availability of service to us; and
  identifying and recommending to the Board the directors to serve as members of the Board’s committees,

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since such procedures were last disclosed.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jianliang Shi, Chief Executive Officer	2011	23,000	-	-	-	-	23,000
	2010	8,000	-	-	-	-	8,000

Employment Agreements

We have entered into employment agreements with most of our officers, managers and employees other than our CEO, for which we currently have no agreement with.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2011, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

The following table sets forth the total compensation earned by our directors for their services as directors during fiscal year ended December 31, 2011:

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Jianliang Shi	-	-	-
Zhengxing Shangguan	-	-	-
Haoru Tao	30,000	-	30,000
Ying Wang	10,000	-	10,000
Jinrong Shen	10,000	-	10,000

We have entered into separate independent director contracts with our independent directors, Ms. Haoru Tao, Ms. Ying Wang and Mr. Jinrong Shen. Under the terms of the independent director’s contracts, we agreed to pay Ms. Tao an annual fee of $30,000, and Ms. Wang and Mr. Shen an annual fee of $10,000 each, as compensation for the services to be provided by them as independent directors.

Mr. Jianliang Shi and Mr. Zhengxing Shangguan are paid in their capacity as executive officers of the Company and they do not receive any additional compensation for their service as directors.

It is our practice to reimburse our directors for reasonable travel expenses related to attendance at Board and Committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 13, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Jiangsu Wujin Lijia Industrial Park, Lijia Town, Wujin District, Changzhou City, Jiangsu Province, 213176, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Jianliang Shi	Chairman, CEO and President	Common Stock	20,734,531(3)	87.8%
Zhengxing Shangguan	Director and Executive VP	Common Stock	0	*
Jianfeng Xu	Chief Financial Officer	Common Stock	0	*
Haoru Tao	Director	Common Stock	0	*
Ying Wang	Director	Common Stock	0	*
Jinrong Shen	Director	Common Stock	0	*
All officers and directors as a group (6 persons named above)		Common Stock	20,734,531(3)	87.8%
5% Security Holders
Best Green Investments Limited (3)			20,734,531(3)	87.8%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 23,625,911 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 13, 2012. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Includes 20,734,531 shares held by Best Green Investments Limited. Best Green Investments Limited is owned and controlled by our CEO, Mr. Jianliang Shi, and his wife, Ms. Xueqin Wang. Mr. Shi and Ms. Wang own 51% and 49% equity interest of Best Green Investments, respectively.

Changes in Control

We are not aware of any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2010 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

  On June 9, 2010, we entered into a cancellation agreement with Mr. Haifeng Lu, whereby Mr. Lu agreed to the cancellation of 4,000,000 shares of our common stock owned by him. At the time he entered into the cancellation agreement, Mr. Lu was our sole director and officer.

  On September 15, 2011, Ms. Xueqin Wang loaned RMB5,000,000 (approximately $785,500) as operating funds to the Company.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Each of Ms. Haoru Tao, Ms. Ying Wang and Mr. Jinrong Shen serves on our board as an “independent” director as defined by the applicable rules of the SEC and NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

PKF, Certified Public Accounts, California (“PKF California”) was engaged as the Company’s independent registered public accounting firm on January 7, 2011. Prior to this, PKF, Certified Public Accounts, Hong Kong (“PKF Hong Kong”) was the Company’s auditor. The fees for the year ended December 31, 2010 were billed by PKF Hong Kong and the fees for the year ended December 31, 2011 were billed by PKF California.

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Audit Fees	$120,300	$129,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$120,300	$129,000

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by PKF Certified Public Accountants for our financial statements as of and for the year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The following documents are filed as part of this Report:

(2)

Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2012

CHINA GREEN ENERGY INDUSTRIES, INC.

By:	/s/ Jianliang Shi
Jianliang Shi
Chief Executive Officer

By:	/s/ Jianfeng Xu
Jianfeng Xu
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jianliang Shi	Chairman and Chief Executive Officer	April 16, 2012
Jianliang Shi	(Principal Executive Officer)

/s/ Jianfeng Xu	Chief Financial Officer	April 16, 2012
Jianfeng Xu	(Principal Financial and Accounting Officer)

/s/ Zhengxing Shangguan	Director	April 16, 2012
Zhengxing Shangguan

/s/ Haoru Tao	Director	April 16, 2012
Haoru Tao

/s/ Ying Wang	Director	April 16, 2012
Ying Wang

/s/ Jinrong Shen	Director	April 16, 2012
Jinrong Shen

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA GREEN ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED ANNUAL FINANCIAL STATEMENTS

December 31, 2011 AND 2010

Page(s)
Financial Statements
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss)	F-4
Consolidated Statements of Changes in Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7-F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
China Green Energy Industries, Inc.
Changzhou City, Jiansgsu Province, PRC

We have audited the accompanying consolidated balance sheets of China Green Energy Industries, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Green Energy Industries, Inc. as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has experienced negative cash flows from operations and is dependent upon future financing in order to meet its planned operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PFK
April 16, 2012	PKF
San Diego California	Certified Public Accountants
A Professional Corporation

China Green Energy Industries, Inc.
Consolidated Balance Sheets
As of December 31, 2011 and December 31, 2010

	As of	As of
	December 31,	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$1,013,733	$1,080,787
Restricted cash - Note 3	10,597,967	3,408,750
Accounts receivable, net - Note 4	9,701,036	11,537,053
Prepayments and other current assets - Note 5	5,156,586	638,553
Inventories, net - Note 6	4,682,271	2,733,369
Loans to third parties, net - Note 7	3,352,514	3,333,000
Loans to a related party, net - Note 8	3,177,885	3,159,388
Amounts due from related parties, net - Note 9	393,390	1,461,156
Deferred tax asset- Note 16	166,378	113,002

Total current assets	38,241,760	27,465,058
Long-term equity investment - Note 10	171,763	165,640
Property, plant and equipment, net - Note 11	7,596,807	6,875,566
Intangible assets, net– Note 12	2,984,900	-
Land use rights, net - Note 13	1,052,814	1,037,606
Deferred tax asset- Note 16	78,826	123,462

TOTAL ASSETS	$50,126,870	$35,667,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable	$9,676,706	$9,152,372
Bills payable – Note 3	20,022,395	6,817,500
Accrued liabilities and other payables - Note 14	2,435,993	2,857,780
Income tax payable	2,246,718	2,241,102
Amounts due to related parties - Note 9	846,039	-
Short-term bank loans - Note 15	11,174,523	8,926,380

Total current liabilities	46,402,374	29,995,134

TOTAL LIABILITIES	46,402,374	29,995,134

COMMITMENTS AND CONTINGENCIES - Note 18

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value
50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value
100,000,000 shares authorized; 23,625,911 shares issued and
outstanding at December 31, 2011, 23,529,411 shares issued and
outstanding at December 31, 2010	2,362	2,352
Additional paid-in capital	1,502,165	1,309,175
Accumulated other comprehensive income	391,073	220,954
Retained earnings	1,828,896	4,139,717

TOTAL STOCKHOLDERS’ EQUITY	3,724,496	5,672,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,126,870	$35,667,332

See the accompanying Notes to Consolidated Financial Statements

China Green Energy Industries, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years ended December 31, 2011 and 2010

	Years ended December 31,
	2011	2010

Revenues	$24,905,073	$28,589,395
Cost of revenues	(21,074,523)	(20,398,286)
Gross profit	3,830,550	8,191,109

Operating expenses:
General and administrative expenses	(4,115,014)	(2,031,956)
Selling expenses	(1,218,754)	(649,198)
	(5,333,768)	(2,681,154)
Income/(loss) from operations	(1,503,218)	5,509,955

Interest income	33,446	345,745
Interest expenses	(765,452)	(472,307)
Other income (loss), net	(75,597)	183,722

Income/(loss) before income taxes	(2,310,821)	5,567,115
Income taxes-Note 16	-	(1,430,640)
Net income/(loss)	(2,310,821)	4,136,475
Other comprehensive income
Foreign currency translation adjustments	170,119	160,484

Total comprehensive income/(loss)	$(2,140,702)	$4,296,959
Earnings (loss) per share
- Basic	$(0.10)	$0.19
- Diluted	$(0.10)	$0.19

Weighted average number of shares outstanding
- Basic	23,582,552	22,311,915
- Diluted	23,582,552	22,311,915

See the accompanying Notes to Consolidated Financial Statements

China Green Energy Industries, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years ended December 31, 2011 and 2010

				Accumulated
				other
	Common Stock		Additional	comprehensive	Retained
	Shares	Amount	paid-in capital	income	earnings	Total

Balance at January 1, 2010	20,734,531	$2,073	$1,301,731	$60,470	$3,242	$1,367,516
Common stock assumed in reverse merger	2,794,880	279	7,444	-	-	7,723
Net income	-	-	-	-	4,136,475	4,136,475
Foreign currency translation adjustment	-	-	-	160,484	-	160,484
Balance at December 31, 2010	23,529,411	2,352	1,309,175	220,954	4,139,717	5,672,198
Common stock issued for services	96,500	10	192,990	-	-	193,000
Net loss	-	-	-	-	(2,310,821)	(2,310,821)
Foreign currency translation adjustment	-	-	-	170,119	-	170,119
Balance at December 31, 2011	23,625,911	$2,362	$1,502,165	$391,073	$1,828,896	$3,724,496

See the accompanying Notes to Consolidated Financial Statements

China Green Energy Industries, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2011 and 2010

	Years ended
	December 31,
	2011	2010

Cash flows from operating activities
Net income/(loss)	$(2,310,821)	$4,136,475
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	845,973	513,700
Change in allowance for doubtful accounts	1,044,393	178,023
Change in allowance for loans	209,930	-
Provision for guaranty loans	251,038	-
Change in allowance for inventory reserve	103,207	-
Deferred tax	-	(101,397)
Services paid with common stock	193,000	-
Changes in operating assets and liabilities:
Accounts receivable	1,157,808	(8,657,559)
Prepayments and other current assets	(4,392,707)	273,810
Inventories	(1,916,963)	(677,977)
Amounts due from related parties	1,089,127	(631,655)
Accounts payables	(701,335)	5,181,332
Accrued liabilities and other payables	(768,390)	1,834,664
Income tax payable	(75,797)	1,491,903
Amount due to related parties	830,422	(236,676)

Net cash flows provided by (used in) operating activities	(4,441,115)	3,304,643

Cash flows from investing activities
Payments to acquire property, plant and equipment	(1,281,725)	(2,928,975)
Payments to acquire intangible assets	(2,045,870)	-
Increase in restricted cash	(6,932,833)	369,000
Loans to a related party	-	(3,078,057)
Loans to third parties	-	(487,696)
Cash acquired from the RTO	-	9,796

Net cash flows used in investing activities	(10,260,428)	(6,115,932)

Cash flows from financing activities
Proceeds from short-term bank loans	18,184,806	9,700,272
Repayment of short-term bank loans	(16,302,024)	(6,630,192)
Increase in bills payable	12,713,790	29,521

Net cash flows provided by financing activities	14,596,572	3,099,601

Effect of foreign currency translation on cash and cash equivalents	37,917	34,733

Net increase (decrease) in cash and cash equivalents	(67,054)	323,045

Cash and cash equivalents - beginning of year	1,080,787	757,742

Cash and cash equivalents - end of year	$1,013,733	$1,080,787

Supplemental disclosures for cash flow information

Interest paid	$749,299	$472,307
Income taxes paid	$29,880	$68,183

See the accompanying Notes to Consolidated Financial Statements

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

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
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

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

Going concern

The Company has reported a net loss of $2,310,821 and negative cash flow from operations of $4,441,115 for the year ended December 31, 2011. To date, the Company has financed its operations primarily through cash flows from operations, augmented by short-term bank loans and equity contributions by stockholders. Management believes that cash on hand and cash flow from operations will meet a portion of the Company’s present cash needs and will require additional cash resources, including equity investment, to meet expected capital expenditures and working capital requirements for the next 12 months. The Company may, however, in the future, require additional cash resources due to changed business conditions, implementation of management’s strategy to expand our marketing efforts and increase brand awareness, or acquisitions the Company may decide to pursue. If the Company’s own financial resources are insufficient to satisfy capital requirements, the Company may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to the Company, if at all. Any failure by management to raise additional funds on terms favorable to the Company, or at all, could limit the Company’s ability to expand business operations and could harm overall business prospects. Management intends to re-finance the short-term debts with the existing lenders. However, the Company currently does not have any agreements to extend or re-finance the debt beyond the one year terms. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements of the Company, its subsidiaries and the VIEs have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The financial statements of Best Appliances and Best Cables for the years ended December 31, 2011 and 2010 have been combined and presented in these consolidated financial statements on the basis that the entities are under the common control and management of Mr. and Mrs. Shi.

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
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

Proxy Agreement

The Proxy Agreement among Best Green Changzhou and Mr. and Mrs. Shi requires Mr. and Mrs. Shi to vote all of the equity interests in the VIEs at any shareholders’ meeting or other time when shareholders of the VIEs vote in accordance with Best Green Changzhou’s instructions.

Use of estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade and other receivables, inventories, valuation of potential impairment for guaranteed loans, valuation of potential impairment on loans to related parties and third parties, intangibles, deferred income taxes and the estimation on useful lives and residual values of property, plant and equipment. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade accounts receivables and other receivables. As of December 31, 2011 and December 31, 2010, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade accounts receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade accounts receivables.

During the reporting periods, customers representing 10% or more of the Company’s revenues are as follows:

	Years ended
	December 31,
	2011	2010

Company A	$4,138,084	$12,868,677

Details of customers representing 10% or more of the Company’s trade accounts receivables as of December 31, 2011 and 2010, are as follows:

	2011	2010
Company A	$3,062,304	$6,721,013
	$3,062,304	$6,721,013

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

During the reporting periods, suppliers representing 10% or more of the Company’s purchase are as follows:

	Years ended
	December 31,
	2011	2010

Wuxi Lingfeng Copper	$5,277,117	$745,378

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2011 and December 31, 2010, most of the Company’s cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining balances of cash and cash equivalents were denominated in USD dollars (“USD”).

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has not charged off any balances as they have yet to exhaust all means of collection.

Loans and investments in privately held entities

From time-to-time, the Company makes investments in and/or loans to privately-held companies. The Company determines whether the fair values of any investments in privately held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded. On a quarterly basis, the Company reviews outstanding loans receivable to determine if a provision for doubtful loans is necessary. These reviews include discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events. The Company has assessed the loans for potential impairment and has recorded a loan reserve.

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

The Company regularly reviews the cost of inventories against their estimated fair market value and may record a write-down for inventories that have cost in excess of estimated fair market value. Also for the obsolete inventories, the Company has assessed its inventories and has recorded a provision.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

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

Intangible assets

The determination of fair value requires significant judgment and estimates, and the ultimate allocation of purchase price may change. Acquired intangibles with definite lives will be amortized on a straight-line basis over the remaining estimated economic useful life of the underlying assets. Intangible assets with indefinite lives are not amortized. The Company reviews its indefinite and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. The Company conducts an impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s purchased intangible assets may be less than its carrying amount. The Company assesses its long-lived assets for impairment and identified no such impairment loss as of December 31, 2011 and 2010.

The amortization is provided on the straight-line basis over the estimated useful life of intangible asset. The estimated useful life of the brand name is 20 years.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with Accounting Standards Codification (“ASC”) 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company did not identify any indicators that would require testing for impairment as of December 31, 2011 and December 31, 2010.

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
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

Cost of revenues

Cost of revenues consists primarily of materials costs, wages, employee compensation, depreciation and amortization and related costs, which are directly attributable to the production of products. Write-down of inventories to the lower of cost or market is also recorded in cost of revenues.

General and administrative expenses

General and administrative expenses consist primarily of bad debt expenses, loan provision, guaranty obligation provision, professional service fees, office expenses, entertainment, traveling expenses, staff welfare, consumables, labor protection and salaries and wages which are incurred at the administrative level and foreign exchange differences.

Selling expenses

Selling expenses consist primarily of shipping, advertising, sampling salaries, and traveling costs incurred during the selling activities.

Advertising and shipping

Advertising and shipping are charged to expense as incurred.

Advertising expenses amounting to $384,415 and $159,327 for the years ended December 31, 2011 and 2010, respectively, are included in selling expenses.

Shipping expenses amounting to $343,617 and $274,581 for the years ended December 31, 2011 and 2010, respectively, are included in selling expenses.

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

The Company accounts for income tax uncertainties using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit to be recognized in the financial statements. The Company expenses any penalties or interest associated with tax obligations as non-operating expenses. As of December 31, 2011 and 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

Comprehensive income (loss)

The Company has adopted ASC 220 “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income (loss) and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is RMB. The Company maintains their financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of the Company prepared using the functional currency has been translated into US Dollars (“USD”). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity (deficit) is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income (loss) but are included in accumulated other comprehensive income, a component of stockholders’ equity. There was no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

For the year ended December 31, 2011 and 2010, the Company recorded foreign currency translation losses of $76,394 and $159,973, respectively. The losses were primarily due to the weakening of the US dollar. Foreign currency translation losses were recognized and recorded as non-operating expense as incurred.

Fair value of financial instruments

Fair value refers to the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the market in which the reporting entity transacts such sales or transfers based on the assumptions market participants would use when pricing an asset or liability. Assumptions are developed based on prioritizing information within a fair value hierarchy that gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data, such as the reporting entity's own data (Level 3). A description of each category in the fair value hierarchy is as follows:

  Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets which the Company can participate.

  Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

  Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement, and include inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

For a further discussion of Fair Value Measurement, refer to Note 21.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

2.	Summary of significant accounting policies (cont’d)

Dividends

During the reporting periods, the Company did not declare any dividends.

Reclassifications

Certain prior year balances have not been reclassified to adhere to the current year presentation.

Basic and diluted earnings (loss) per share

Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the average number of common stock outstanding during the reporting periods.

Diluted earnings (loss) per share are computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the year ended December 31, 2011 and 2010, there were no potentially dilutive shares.

Recently issued accounting pronouncements

In June 2011, the FASB (Financial Accounting Standards Board) issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of change in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect that this authoritative guidance will have any material effect on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS”. The objective of this amendment is to achieve common fair value measurement and disclosure requirements in US GAAP and IFRS. This amendment is to ensure that fair value has the same meaning in US GAAP and IFRS and their respective fair value measurement and disclosure requirements are the same. This guidance is effective for annual periods beginning after December 15, 2011. The Company does not expect that this authoritative guidance will have any material effect on the Company’s financial statements.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

3.	Restricted cash and bills payable

The restricted cash at December 31, 2011 and 2010 represents bank deposits held as collateral for bills payable issued by the Company. When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 50% to 100% of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity. As of December 31, 2011, the Company has issued $20,022,395 in bills which will be funded from various banks under which the Company has entered into such arrangements. These bills will be paid at various times through June 2012, at which point the Company will issue additional bills to its suppliers.

4.	Trade accounts receivables, net

	As of	As of
	December 31,	December 31,
	2011	2010

Accounts receivable	$11,022,269	$11,766,903
Allowance for doubtful accounts	(1,321,233)	(229,850)

	$9,701,036	$11,537,053

5.	Prepayments and other current assets

	As of	As of
	December 31,	December 31,
	2011	2010

Other receivables	$47,130	$267,873
Prepayment to suppliers	5,156,586	434,310
	5,203,716	702,183
Allowance for doubtful accounts	(47,130)	(63,630)

	$5,156,586	$638,553

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

6.	Inventories, net

	As of	As of
	December 31,	December 31,
	2011	2010

Raw materials	$2,456,926	$1,914,267
Work in progress	1,363,189	361,374
Finished goods	1,175,077	658,095

	4,995,192	2,933,736
Allowance for obsolete inventories	(312,921)	(200,367)

	$4,682,271	$2,733,369

Additional allowance for obsolete inventories of $112,554 and $0 were recognized during the years ended December 31, 2011 and 2010, respectively.

7.	Loans to third parties

		As of	As of
		December 31,	December 31,
	Note	2011	2010
Loans to third parties
Changzhou Fengshun Packing Container Co., Ltd.	(a)	$1,571,000	$1,515,000
Changzhou Chuanghua Plastics Co., Ltd.	(b)	1,885,200	1,818,000
		3,456,200	3,333,000
Loan reserve for loans to third parties		(103,686)	-
		$3,352,514	$3,333,000

Notes:

(a)	The loan is interest-bearing at 6% per annum, unsecured and repayable on May 18, 2012.
(b)	Loans of $785,500 and $1,099,700 are interest-bearing at 6% per annum, unsecured and repayable on May 17, 2012 and May 20, 2012, respectively.

Loans measured at historical cost are reported at their outstanding principal balances. The allowance for loan loss represents the estimated probable credit losses on funded loans.

The loan reserve is calculated using loss rates delineated by a risk rating. Factors considered when assessing loss rates include the value of the underlying collateral, if applicable, the industry of the obligor, and the obligor’s liquidity and other financial indicators along with certain qualitative factors. The risk rating is updated for changes in economic and business conditions, including uncertainties that affect the Company’s estimate of probable losses including domestic and global economic uncertainty and large single name defaults.

A loan is considered nonaccruing or impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and/or interest, according to the contractual terms of the agreement. Once a loan has been identified as impaired, management measures impairment and a specific reserve is established. The Company has assessed the loans for potential impairment but did not identify any impairment at December 31, 2011 and 2010. However, the Company has recorded a general loan reserve of $103,686 and $0 as of December 31, 2011 and 2010, respectively. The loan reserve is recorded in general and administration expenses.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

7.	Loans to third parties (cont’d)

When a loan is placed on nonaccrual status, accrued interest receivable is reversed. Interest collections on nonaccruing loans for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. The Company ceased accruing interest on loans to third parties and related party during the year while they continued to extend the loans since the Company believes the loans are collectible.

8.	Loans to a related party

	As of	As of
	December 31,	December 31,
	2011	2010
Loans to a related party
Jiangsu Dachao Electronic Vehicle Technology	$3,276,170	$3,159,388
Loan reserve for loans to a related party	(98,285)	-
	$3,177,885	$3,159,388

The Company has $3,276,170 and $3,159,388 of loans to a related party, Jiangsu Dachao Electronic Vehicle Technology Company Limited at December 31, 2011 and 2010, respectively. The loans are interest-bearing at 6% per annum and unsecured. Of this, $518,430, $1,186,740 and $1,571,000 are repayable in December 2012, May 2012 and June 2012, respectively. The Company assessed the loans for potential impairment but did not identify any impairment as of December 31, 2011 or 2010. However, the Company has recorded a loan reserve of $98,285 and $0 as of December 31, 2011 and 2010, respectively, which is included in general and administrative expenses (see Note 7 for the policy for determining the loan reserve).

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

9.	Amounts due from/to related parties

	As of	As of
	December 31,	December 31,
	2011	2010
Amounts due from related parties
Changzhou Best Changlong International Trade Company Limited (“Changzhou Best Changlong”)	$405,555	$785,777
Jiangsu Dachao Electronic Vehicle Technology Company Limited (“Jiangsu Daochao”)	-	546,604
Changzhou Best Education and Training Center	-	128,775
	405,555	1,461,156
Provision for the amounts due from related parties	(12,165)	-
	$393,390	$1,461,156

Amounts due to related parties
Ms. Wang Xueqing	$785,500	$-
Jiangsu Dachao Electronic Vehicle Technology Company Limited (“Jiangsu Daochao”)	60,539	-
	$846,039	$-

The amounts due to and due from related parties are interest-free, unsecured and repayable on demand. All the related parties are controlled by certain family members of the officers of the Company. The Company assessed the amounts due from related parties of potential impairment and recorded a reserve of $12,165 and $0 as of December 31, 2011 and 2010, respectively (see Note 7 for the policy for determining the loan reserve)

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

10.	Long-term equity investment

Long-term equity investment represented the Company’s investment in Jiangnan Rural Commercial Bank (“Jiangnan Rural Bank”), an unlisted corporation. Jiangnan Rural Bank is located in Jiangsu Province of the PRC and is primarily engaged in banking and financing services. The Company owns 0.17% of Jiangnan Rural Bank, and accordingly, applies the cost method to account for the investment.

11.	Property, plant and equipment, net

	As of	As of
	December 31,	December 31,
	2011	2010
Cost :
Buildings	$3,843,269	$3,040,228
Plant and machinery	5,828,698	5,034,951
Motor vehicles	473,512	232,990
Office equipment	305,586	329,274

	10,451,065	8,637,443
Accumulated depreciation	(2,862,867)	(1,951,979)
Construction in progress	8,609	190,102

Property, plant and equipment, net	$7,596,807	$6,875,566

During the reporting periods, depreciation is included in:

	Years ended
	December 31,
	2011	2010

Cost of revenues and overheads of inventories	$743,756	$459,311
Administrative expenses	78,429	32,643

	$822,185	$491,954

As of December 31, 2011 and 2010, property and plant with net book values of $1,737,163 and $1,598,264, respectively, were pledged as collateral under certain loan arrangements (Note 15).

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

12.	Intangible assets, net

	As of	As of
	December 31,	December 31,
	2011	2010

Cost	$3,142,000	$-
Accumulated amortization	(157,100)	-

Intangible assets, net	$2,984,900	$-

Intangible assets represent the brand name of “Niconia” for LEV’s purchased for a total consideration of RMB 20 million. The Company acquired the brand in January 2011 for which $2,241,447 has been paid and the remaining $900,553 is due in 2012. The brand name is amortized on the straight-line basis over the estimated useful life of 20 years. The estimated amortization expense for each year following December 31, 2011 is approximately $157,100 per year.

13.	Land use rights

	As of	As of
	December 31,	December 31,
	2011	2010

Cost	$1,156,995	$1,115,753
Accumulated amortization	(104,181)	(78,147)

	$1,052,814	$1,037,606

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated.

As of December 31, 2011 and 2010, land use rights with net book values of $1,052,814 and $1,037,606, respectively, were pledged as collateral under certain loans agreements (Note 15).

Amortization for the year ended December 31, 2011 and 2010 amounted to $26,034 and $21,746, respectively. The estimated amortization expense for each year following December 31, 2011 is approximately $26,000 per year.

14.	Accrued liabilities and other payables

	As of	As of
	December 31,	December 31,
	2011	2010

Salaries and welfare payable	$665,511	$452,007
Receipt in advance from customers	532,345	634,921
Value-added tax and other taxes payable	980,839	1,712,581
Other payables	1,539	58,271
Provisions for guaranteed loans (Note 18)	255,759	-

	$2,435,993	$2,857,780

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

15.	Short-term bank loans

	As of	As of
	December 31,	December 31,
	2011	2010

Secured bank loans	$4,103,452	$3,957,180
Unsecured bank loans	7,071,071	4,969,200

	$11,174,523	$8,926,380

All bank loans are repayable within one year.

The bank loans as of December 31, 2011 and 2010 carried annual interest from 6.10% to 9.72% and 5.10% to 6.23%, respectively, and are due at various dates through December 2012.

The short term bank loans were secured by the Company’s following assets, which are presented at their net book values:

	As of	As of
	December 31,	December 31,
	2011	2010

Buildings - Note 11	$1,737,163	$1,598,264
Land use rights - Note 13	1,052,814	1,037,606

	$2,789,977	$2,635,870

The unsecured bank loans as of December 31, 2011 and 2010 were guaranteed by Mr. and Mrs. Shi and three non-related parties. Each of the aforementioned parties did not receive any compensation for acting as guarantors for the Company. During the reporting periods, there were no covenant requirements under the bank loans granted to the Company.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

16.	Income tax

United States

The Company is subject to the United States of America federal tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2011 and 2010, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Best Green BVI was incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income tax.

PRC

Best Green Changzhou and the VIEs, which are established in the PRC, are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25% on their assessable profits for the years ended December 31, 2011 and 2010.

The components of the provision for income taxes are:

	Years ended December 31,
	2011	2010

Current taxes – PRC	$-	$(1,532,037)
Deferred taxes – PRC	-	101,397

	$-	$(1,430,640)

A reconciliation between the income tax computed at the U.S statutory rate and the Company’s provision for income tax for the years of ended December 31, 2011 and 2010 are as follows:

	Years ended December 31,
	2011	2010

U.S Statutory rate	34%	34%
Foreign income not recognized in U.S	-34%	-34%
PRC statutory rate	25%	25%
Valuation allowance	-25%	-

Provision for income tax	0%	25%

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

16.	Income tax (cont’d)

The management evaluated the Company’s tax positions in accordance with ASC 740 and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2011 and 2010. All income tax returns of the Combined Entities are subject to examination by PRC tax jurisdictions.

Current deferred tax assets as of December 31, 2011 and 2010 were composed of:

	As of December 31,
	2011	2010
Unpaid salary	$166,378	$113,022
	$166,378	$113,002

Non current deferred tax assets as of December 31, 2011 and 2010 were composed of:

	As of December 31,
	2011	2010

Allowances for receivables and reserves	$459,565	$73,370
Allowance of obsolete inventories	78,230	50,092
Valuation allowance	(450,496)	-
Translation adjustment	(8,473)	-
	$78,826	$123,462

The ultimate realization of benefits of the Company’s deferred tax assets has some uncertainty, accordingly, the Company has recorded a valuation allowance to reduce some of these benefits. The valuation allowance increased by $450,496 during the year ended December 31, 2011. There were no valuation allowances previously.

17.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a certain percentage of the employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the consolidated statements of operations and comprehensive income (loss). The Company contributed $70,497 and $41,239 during the years ended December 31, 2011 and 2010, respectively.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

18.	Commitments and contingencies

Capital commitment

As of December 31, 2011 and 2010, the Company had capital commitments amounting to $590,382 and $610,242, respectively, with respect to the acquisition of property, plant and equipment that were contracted for but not provided in the consolidated financial statements. Such commitments will be recorded to the financial statements when the property, plant and equipment is received.

Contingencies

As of December 31, 2011 and 2010, the Company acted as guarantor for bank loans granted to certain business associates totaling $6,393,970 and $6,272,100, respectively. The maximum amount that can be drawn on these guaranteed loans is $9,221,770 at December 31, 2011 and these guarantees expire at various times through November 2012. None of the Company’s directors or executive officers are involved in the normal operations or have invested in the business of the guaranteed business associates.

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

Management has assessed the fair value of the obligations arising from the above financial guarantees and recognized a provision of $255,759 and $0 as of and for the years ended December 31, 2011 and 2010, respectively, which are recorded in general and administrative expenses.

19.	Related party transactions

Apart from the transactions and information as disclosed in notes 8 and 9 to the consolidated financial statements, the Company had the following transactions with its related parties during the years ended December 31, 2011 and 2010, respectively.

	Years ended
	December 31,
	2011	2010
Sales of goods to Changzhou Best Changlong	$488,710	$1,771,652
Purchase of goods from Jiangsu Dachao	-	$480,192

The Company believes that the terms obtained and consideration received in connection with the transactions described above were no less favorable than those that would have been obtained by the Company in arm’s-length transactions with an unrelated party.

20.	Stockholders’ equity

In June 2011, the Board of Directors issued 96,500 unregistered shares of common stock at par value of $0.0001 with a fair value of $193,000 as consideration for services provided by certain vendors. The fair value per share was determined to be the stock price on the day when shares were issued.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

21.	Fair Value Measurement

The Company utilizes fair value measurements to determine fair value disclosures. Disclosure of the estimated fair values of financial instruments, which differ from carrying values, often requires the use of estimates. In cases where quoted market values in an active market are not available, the Company uses present value techniques and other valuation methods to estimate the fair values of its financial instruments. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximates fair value.

Restricted cash: The carrying amounts of restricted cash approximates fair value.

Loans, net: Fair values of loans to third parties and related parties are estimated using discounted cash flow analyses, using interest rates currently being offered by the People’s Bank of China for loans with similar terms to borrowers. The resulting amounts are adjusted to estimate loan reserve. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Short-term bank loans: The carrying amounts of short-term bank loans approximates fair value.

Bills Payable: The carrying amounts of bills payable approximates fair value.

Off-balance-sheet commitment and contingency: Fair values of the obligations arising from the financial guarantees for third party loans are estimated using discounted cash flow analysis, using interest rates currently being offered by the People’s Bank of China for the guaranteed loans with similar terms to borrowers. The resulting amounts are adjusted to estimate guarantee obligation provision.

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s consolidated balance sheets are as follows as of December 31:

	2011		2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash and cash equivalents	$1,013,733	$1,013,733	$1,080,787	$1,080,787
Restricted cash	10,597,967	10,597,967	3,408,750	3,408,750
Loans to third parties and related party, net	6,530,399	6,696,990	6,492,388	6,504,046

Financial liabilities
Short-term bank loans	11,174,523	11,174,523	8,926,380	8,926,380
Bills payable	20,022,395	20,022,395	6,817,500	6,817,500
Obligations of guarantees for third party loans	255,759	255,759	0	0

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

22.	Segment information

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

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	Years ended		Years ended		Years ended		Years ended
	December 31,		December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010	2011	2010

Revenue from external customers	$4,255,356	$9,478,362	$13,496,017	$18,403,811	$7,153,700	$707,222	$24,905,073	$28,589,395
Interest income	5,715	22,488	18,125	43,665	9,606	1,678	33,446	67,831
Interest expenses	130,787	156,586	414,797	304,037	219,868	11,684	765,452	472,307
Amortization	3,882	7,210	12,311	13,999	6,526	537	22,720	21,746
Depreciation	160,222	153,364	346,765	331,915	6,973	6,675	513,951	491,954
Segment profit/(loss)	(483,707)	1,759,001	(1,137,428)	3,415,392	(53,519)	131,247	(1,674,650)	5,305,640
Expenditures for segment assets	$815,603	$1,677,514	$460,505	$1,239,754	$2,051,487	$11,707	$3,327,595	$2,928,975

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	As of	As of	As of	As of	As of	As of	As of	As of
	December	December	December	December	December	December	December	December
	31,2011	31,2010	31,2011	31,2010	31,2011	31,2010	31,2011	31,2010

Segment assets	$9,960,843	$9,931,659	$21,226,882	$17,068,989	$11,842,052	$533,959	$43,029,777	$27,516,607

Reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Years ended
	December 31,
	2011	2010

Total consolidated revenue	$24,905,073	$28,589,395

Total profit/(loss) for reportable segments	$(1,674,650)	$5,305,640
Unallocated amounts relating to operations:
Interest income	-	277,914
General and administrative expenses	(636,171)	(16,439)

Income/(loss) before income taxes	$(2,310,821)	$5,567,115

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011 and 2010

22.	Segment information (cont’d)

	As of	As of
	December 31,	December 31,
	2011	2010
Assets

Total assets for reportable segments	$43,029,777	$27,516,607
Cash and cash equivalents	1,541	1,541
Other receivables	-	30,000
Amounts due from related parties	393,390	1,461,156
Loans to third parties	3,352,514	3,333,000
Loans to a related party	3,177,885	3,159,388
Long-term equity investment	171,763	165,640

	$50,126,870	$35,667,332

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Years ended
	December 31,
	2011	2010

PRC	$14,378,649	$18,057,609
Hong Kong	2,986,416	2,499,572
United States of America	2,645,902	1,691,777
Taiwan	1,513,353	1,153,456
United Kingdom	16,970	1,049,138
Denmark	36,146	864,481
Germany	108,469	686,272
Australia	971,267	586,038
France	273,359	323,270
Others	1,974,542	1,677,782
Total	$24,905,073	$28,589,395

23.	Subsequent event

In March 2012, the Company repaid the short term loan of RMB10,000,000 (Approximately $1,571,000) to Wujin Agriculture Bank.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Share Exchange Agreement, dated June 9, 2010, among the Company, Best Green Energy Industries Limited and its sole shareholder [incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

3.1*	Articles of Incorporation of the Company, as amended to date
3.2	Bylaws of the Company, as amended to date [incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 30, 2010]
4.1	Cancellation Agreement, dated June 9, 2010, by and between the Company and Haifeng Lu [incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 11, 2010]
10.1

Guaranty Contract of Maximum Amount, dated January 4, 2010, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Wunjin Branch, Industrial and Commercial Bank of China (English Translation) [incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.2

Working Capital Loan Contract, dated January 2, 2010, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Wunjin Branch, Industrial and Commercial Bank of China (English Translation) [incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.3

Loan Contract with Guaranty, dated January 20, 2010, by and among Changzhou Wunjin Suochuan Mechanical & Electrical Co., Ltd., Changzhou City Wujin Best Electronic Cables Co., Ltd., Wang Yuxing, and Jiangsu Jiangnan Rural Commercial Bank (English Translation) [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.4

Working Capital Loan Contract, dated November 20, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Wunjin Branch, Industrial and Commercial Bank of China (English Translation) [incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.5

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract, dated November 13, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Wang Kai, and Yao Qing and Jiangsu Wujin Rural Commercial Bank Company (English Translation) [incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.6

Guaranty Contract, dated October 22, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Wang Quanxin and Jiangsu Wujin Rural Commercial Bank Company (English Translation) [incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.7

Loan Contract, dated October 15, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Wunjin Branch, Agricultural Bank of China (English Translation) [incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.8

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract, dated September 18, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Wang Kai and Yao Qing and Jiangsu Wujin Rural Commercial Bank Company (English Translation) [incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.9

Working Capital Loan Contract, dated September 8, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Wunjin Branch, Industrial and Commercial Bank of China (English Translation) [incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.10

Mortgage Contract of Maximum Amount, dated August 14, 2009, by and between Changzhou City Wujin Best Electronic Cables Co., Ltd. and Jiangsu Wujin Rural Commercial Bank (English Translation) [incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

Exhibit No.	Description
10.11

Loan (Credit) Contract of Maximum Amount, dated August 14, 2009, by and between Changzhou City Wujin Best Electronic Cables Co., Ltd. and Jiangsu Wujin Rural Commercial Bank (English Translation) [incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.12

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract, dated July 2, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Wang Kai and Yao Qing and Jiangsu Wujin Rural Commercial Bank Company (English Translation) [incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.13

Guaranty Contract of Maximum Amount, dated June 20, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Wujin Branch, Agricultural Bank of China (English Translation) [incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.14

Guaranty Contract of Maximum Amount, dated May 22, 2009, by and between Changzhou City Wujin Best Electronic Cables Co., Ltd. and Jiangsu Wujin Rural Commercial Bank (English Translation) [incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.15

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract, dated May 18, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Wang Kai and Yao Qing and Jiangsu Wujin Rural Commercial Bank Company (English Translation) [incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.16

Guaranty Contract of Maximum Amount, dated May 8, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Jianhua Shi, Jun Shi, Meifang, Shi and Wujin Branch, Agricultural Bank of China (English Translation) [incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.17

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract, dated April 27, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Xia Jianfei and Jiangsu Wujin Rural Commercial Bank Company (English Translation) [incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.18

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract, dated April 6, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Wang Kai and Yao Qing and Jiangsu Wujin Rural Commercial Bank Company (English Translation) [incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.19

Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract, dated March 19, 2009, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Wang Kai and Jiangsu Wujin Rural Commercial Bank Company l (English Translation) [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.20

Mortgage Contract of Maximum Amount, dated December 10, 2008, by and between Jiangsu Best Electrical Appliances Co., Ltd. and Jiangsu Wujin Rural Commercial Bank (English Translation) [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

10.21

Loan (Credit) Contract of Maximum Amount, dated December 10, 2008, by and between Jiangsu Best Electrical Appliances Co., Ltd. and Jiangsu Wujin Rural Commercial Bank (English Translation) [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 11, 2010]

Exhibit No.	Description
10.22

Independent Director’s Contract, dated as of January 6, 2011, by and between the Company and Jinrong Shen [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2011]

10.23

Independent Director’s Contract, dated as of January 6, 2011, by and between the Company and Haoru Tao [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 6, 2011]

10.24

Independent Director’s Contract, dated as of January 6, 2011, by and between the Company and Ying Wang [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 6, 2011]

10.25

Purchase of Niconia brand Agreement, dated as of January 25, 2011, by and between Jiangsu Best Electrical Appliances Co., Ltd., and Changzhou Benshen Bicycle Co., Ltd.[incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 25, 2011]

10.26*	Loan Agreement, dated on June 28, 2011, by and between Changzhou City Wujin Best Electronic Cables Co., Ltd. and Wujin Rural Commercial Bank(English Translation)
10.27*	Loan Agreement, dated on August 26, 2011, by and between Changzhou City Wujin Best Electronic Cables Co., Ltd. and Wujin Agriculture Bank(English Translation)
10.28*	Loan Agreement, dated on December 26, 2011, by and between Changzhou City Wujin Best Electronic Cables Co., Ltd. and Wujin Agriculture Bank(English Translation)
10.29*	Loan Agreement, dated on November 18, 2011, by and between Changzhou City Wujin Best Electronic Cables Co., Ltd. and Wujin Agriculture Bank(English Translation)
10.30*	Loan Agreement, dated on March 2, 2012, by and between Changzhou City Wujin Best Electronic Cables Co., Ltd. and Wujin Agriculture Bank(English Translation)
10.31*	Loan Agreement, dated on November 2, 2011, by and between Changzhou City Wujin Best Electronic Cables Co., Ltd. and Wujin ICBC (English Translation)
10.32*	Loan Agreement, dated on September 20, 2011, by and between Changzhou City Wujin Best Electronic Cables Co., Ltd. and Pudong Development Bank Changzhou Branch, (English Translation)
10.33*	Loan Agreement, dated on March 15, 2012, by and between Changzhou City Wujin Best Electronic Cables Co., Ltd. and Pudong Development Bank Changzhou Branch, (English Translation)
10.34*	Loan Agreement, dated on December 10, 2011, by and between Changzhou City Wujin Best Appliances Co., Ltd. and Wujin Rural Commercial Bank, (English Translation)
10.35*	Loan Agreement, dated on May 23, 2011, by and between Changzhou City Wujin Best Appliances Co., Ltd. and Wujin Rural Commercial Bank, (English Translation)
10.36*	Loan Agreement, dated on November 30, 2011, by and between Changzhou City Wujin Best Electronic Cables Co., Ltd. and Wujin ICBC (English Translation)
10.37*	Loan (Credit) Contract of Maximum Amount, dated May 3, 2010, by and between Changzhou City Wujin Best Appliances Co., Ltd. and Jiangsu Wujin Agriculture Bank (English Translation)
10.38*

Guaranty Contract of Maximum Amount, dated December 14, 2010, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Changzhou Kaikai Lighting Co., Ltd., Jiangliang Shi, Xueqin Wang, and Wujin Branch, Agricultural Bank of China (English Translation)

10.39*

Guaranty Contract of Maximum Amount, dated January 6, 2011, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Changzhou Chuanghua Packaging Co., Ltd, and Pudong Development Bank Changzhou Branch (English Translation)

10.40*

Guaranty Contract of Maximum Amount, dated September 1, 2011, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Jiangsu Fengshun Packaging&Container Co., Ltd, and Wujin ICBC (English Translation)

Exhibit No.	Description
10.41*	Guaranty Contract of Maximum Amount, dated January 10, 2012, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Changzhou Chuanghua Packaging Co., Ltd, and Pudong Development Bank Changzhou Branch (English Translation)
10.42*	Guaranty Contract of Maximum Amount, dated December 29, 2011, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Jiangsu Fengshun Packaging&Container Co., Ltd, and Jiangsu Bank Changzhou Branch (English Translation)
10.43*	Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract, dated September 21, 2011, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Kaikai Lighting Co., Ltd, and Jiangsu Wujin Rural Commercial Bank (English Translation)
10.44*	Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract, dated August 11, 2011, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Suochuan Electrical and Mechanical Co., Ltd, and Jiangsu Wujin Rural Commercial Bank (English Translation)
10.45*	Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract, dated November 14, 2011, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Kaikai Lighting Co., Ltd, and Jiangsu Wujin Rural Commercial Bank (English Translation)
10.46*	Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract, dated July 6, 2011, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Kaikai Lighting Co., Ltd, and Jiangsu Wujin Rural Commercial Bank (English Translation)
10.47*	Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract,dated June 14, 2011, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Chuanghua Plastics Co., Ltd, and Jiangsu Wujin Rural Commercial Bank (English Translation)
10.48*	Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract, dated April 7, 2011, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Lijia Industrial Co., Ltd, and Jiangsu Wujin Rural Commercial Bank (English Translation)
10.49*	Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract, dated May 17, 2011, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Changzhou Chuanghua Plastics Co., Ltd, and Wujin Branch, Agricultural Bank of China (English Translation)
10.50*	Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract, dated January 18, 2011, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Jiangsu Fengshun Packaging&Container Co., Ltd, and Wujin Branch, Agricultural Bank of China (English Translation)
10.51*	Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract, dated June 29,2010, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd. and Jiangsu Fengshun Packaging&Container Co., Ltd, and Wujin ICBC (English Translation)
10.52*	Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract, dated January 11,2012, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., YaoQin, WangKai and Changzhou Kaikai Lighting Co., Ltd, and Jiangsu Wujin Rural Commercial Bank (English Translation)
10.53*	Guaranty Obligations Pre-maturity Covenants between the Parties Dispute Resolution Validity Acknowledgments by the Guarantors Summary of Guaranty Contract, dated March 19,2012, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., WangYong and Changzhou Lijia Industrial Co., Ltd, and Jiangsu Wujin Rural Commercial Bank (English Translation)
10.54*	Guaranty Contract of Maximum Amount, dated September 1, 2011, by and among Changzhou City Wujin Best Electronic Cables Co., Ltd., Changzhou City Wujin Best Appliances Co., Ltd., and Wujin ICBC (English Translation)

Exhibit No.	Description
14	Code of Ethics [incorporated by reference to Exhibit 14 of the Company’s Current Report on Form 8-K filed on January 6, 2011]
21	Subsidiaries of the Company [incorporated by reference to Exhibit 21 of the Company’s Current Report on Form 8-K filed on June 11, 2010]
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter [incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on January 6, 2011]
99.2	Compensation Committee Charter [incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on January 6, 2011]
99.3	Governance and Nominating Committee Charter [incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on January 6, 2011]
101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

*Filed herewith.