Form 10-Q
period 2012-03-31
China Green Energy Industries, Inc.
filed 2012-05-15
CIK 1448776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to _____________

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	23,625,911

Quarterly Report on Form 10-Q
Period Ended March 31, 2012

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA GREEN ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Contents
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5 - 22

China Green Energy Industries, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2012 and December 31, 2011

	As of	As of
	March 31,	December 31,
	2012	2011
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$1,553,028	$1,013,733
Restricted cash - Note 3	13,851,142	10,597,967
Accounts receivable, net - Note 4	11,387,320	9,701,036
Prepayments and other current assets - Note 5	6,104,557	5,156,586
Inventories, net - Note 6	6,869,979	4,682,271
Amounts due from related party, net - Note 9	379,494	393,390
Deferred tax asset	77,800	166,378

Total current assets	40,223,320	31,711,361

Loans to third parties, net - Note 7	3,373,610	3,352,514
Loans to a related party, net - Note 8	3,197,882	3,177,885
Long-term equity investment	172,856	171,763
Property, plant and equipment, net - Note 10	7,892,364	7,596,807
Intangible assets, net– Note 11	2,964,375	2,984,900
Land use rights, net - Note 12	1,053,692	1,052,814
Deferred tax asset	228,064	78,826

TOTAL ASSETS	$59,106,163	$50,126,870

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable	$11,302,424	$9,676,706
Bills payable – Note 3	25,746,585	20,022,395
Accrued liabilities and other payables - Note 13	2,757,283	2,435,993
Income tax payable	2,331,477	2,246,718
Amounts due to related parties - Note 9	845,101	846,039
Short-term bank loans - Note 14	12,036,153	11,174,523

Total current liabilities	55,019,023	46,402,374

TOTAL LIABILITIES	55,019,023	46,402,374

COMMITMENTS AND CONTINGENCIES - Notes 14 and 17

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value 100,000,000 shares authorized; 23,625,911 shares issued and outstanding at March 31, 2012 and December 31, 2011	2,362	2,362
Additional paid-in capital	1,502,165	1,502,165
Accumulated other comprehensive income	414,663	391,073
Retained earnings	2,167,950	1,828,896

TOTAL STOCKHOLDERS’ EQUITY	4,087,140	3,724,496

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,106,163	$50,126,870

See the accompanying Notes to Condensed Consolidated Financial Statements

China Green Energy Industries, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2012 and 2011

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)

Revenues	$8,852,505	$3,274,251
Cost of revenues	(7,397,737)	(2,704,771)
Gross profit	1,454,768	569,480

Operating expenses:
General and administrative expenses	(569,640)	(660,337)
Selling expenses	(307,700)	(213,684)

	(877,340)	(874,021)
Income/(loss) from operations	577,428	(304,541)

Interest income	22,569	111,275
Interest expenses	(232,823)	(154,444)
Other income (loss), net	(28,120)	26,082

Income (loss) before income taxes	339,054	(321,628)
Income taxes	-	-
Net income (loss)	339,054	(321,628)
Other comprehensive income
Foreign currency translation adjustments	23,590	25,625

Total comprehensive income (loss)	$362,644	$(296,003)
Earnings (loss) per share
- Basic	$0.01	$(0.01)
- Diluted	$0.01	$(0.01)

Weighted average number of shares outstanding
- Basic	23,625,911	23,529,411
- Diluted	23,625,911	23,529,411

See the accompanying Notes to Condensed Consolidated Financial Statements

China Green Energy Industries, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2012 and 2011

	Three months ended
	March 31,
	2012	2011
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income (loss)	$339,054	$(321,628)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	286,097	181,057
Change in allowance for doubtful accounts	-	(25,731)
Change in allowance for inventory reserve	290,780	-
Deferred tax	(59,137)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,625,560)	1,338,020
Prepayments and other current assets	(915,727)	(826,844)
Inventories	(2,450,049)	(1,927,370)
Amounts due from related parties	16,889	(1,099,035)
Accounts payables	1,565,112	(38,511)
Accrued liabilities and other payables	306,083	(883,041)
Income tax payable	70,504	(45,202)
Amount due to related parties	(6,328)	-

Net cash flows used in operating activities	(2,182,282)	(3,648,285)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(488,078)	(1,838,585)
Increase in restricted cash	(3,187,730)	(3,263,700)

Net cash flows used in investing activities	(3,675,808)	(5,102,285)

Cash flows from financing activities
Proceeds from short-term bank loans	3,165,582	4,827,240
Repayment of short-term bank loans	(2,374,582)	(3,309,240)
Increase in bills payable	5,600,280	6,527,400

Net cash flows provided by financing activities	6,391,280	8,045,400

Effect of foreign currency translation on cash and cash equivalents	6,105	3,128

Net increase (decrease) in cash and cash equivalents	539,295	(702,042)

Cash and cash equivalents - beginning of period	1,013,733	1,080,787

Cash and cash equivalents - end of period	$1,553,028	$378,745

Supplemental disclosures for cash flow information

Interest paid	$230,810	$154,444
Income taxes paid	-	-

See the accompanying Notes to Condensed Consolidated Financial Statements

China Green Energy Industries, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Corporation information

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

China Green Energy Industries, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Corporate information (cont’d)

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

Following the RTO and the VIE Arrangement, the Company, through the VIEs, is primarily engaged in the manufacture and distribution of clean technology-based consumer products, which consist of light electrical vehicles (“LEV”), cryogen-free refrigerators, and network and HDMI cables. The Company operates manufacturing and distribution primarily in the PRC and sells some of their products under their own brand name of “BEST”. In 2011, the Company acquired the Niconia brand for which it sells certain LEV’s under.

Going concern

The Company has a negative cash flow from operations of $2,182,282 for the period ended March 31, 2012. To date, the Company has financed its operations primarily through cash flows from operations, augmented by short-term bank loans and equity contributions by stockholders. Management believes that cash on hand and cash flow from operations will meet a portion of the Company’s present cash needs and will require additional cash resources, including equity investment, to meet expected capital expenditures and working capital requirements for the next 12 months. The Company may, however, in the future, require additional cash resources due to changed business conditions, implementation of management’s strategy to expand our marketing efforts and increase brand awareness, or acquisitions the Company may decide to pursue. If the Company’s own financial resources are insufficient to satisfy capital requirements, the Company may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to the Company, if at all. Any failure by management to raise additional funds on terms favorable to the Company, or at all, could limit the Company’s ability to expand business operations and could harm overall business prospects. Management intends to re-finance the short-term debts with the existing lenders. However, the Company currently does not have any agreements to extend or re-finance the debt beyond the one year terms. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements of the Company, its subsidiaries and the VIEs have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management’s discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2011 Annual Report on Form 10-K, filed April 16, 2012. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the operating results for the full year.

China Green Energy Industries, Inc.
Notes to Condensed Consolidated Financial Statements

2.	Summary of significant accounting policies

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
Notes to Condensed Consolidated Financial Statements

2.	Summary of significant accounting policies (cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade accounts receivables and other receivables. As of March 31, 2012 and December 31, 2011, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade accounts receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade accounts receivables.

During the reporting periods, one customer represented 10% or more of the Company’s revenues and two customers represented 10% or more of the Company’s trade accounts receivable as of March 31, 2012 and December 31, 2011.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of March 31, 2012 and December 31, 2011, most of the Company’s cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining balances of cash and cash equivalents were denominated in USD dollars (“USD”).

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

The Company regularly reviews the cost of inventories against their estimated fair market value and may record a write-down for inventories that have cost in excess of estimated fair market value. The Company has assessed its inventories and has recorded an allowance for obsolete inventories. Changes in allowance for obsolete inventories is included in cost of revenues.

China Green Energy Industries, Inc.
Notes to Condensed Consolidated Financial Statements

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

Intangible assets

The determination of fair value requires significant judgment and estimates, and the ultimate allocation of purchase price may change. Acquired intangibles with definite lives will be amortized on a straight-line basis over the remaining estimated economic useful life of the underlying assets. Intangible assets with indefinite lives are not amortized. The Company reviews its indefinite and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. The Company conducts an impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s purchased intangible assets may be less than its carrying amount. The Company assesses its long-lived assets for impairment and identified no such impairment loss as of March 31, 2012 and December 31, 2011.

The amortization is provided on the straight-line basis over the estimated useful life of intangible asset. The estimated useful life of the brand name is 20 years.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with Accounting Standards Codification (“ASC”) 360- 10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company did not identify any indicators that would require testing for impairment as of March 31, 2012 and December 31, 2011.

China Green Energy Industries, Inc.
Notes to Condensed Consolidated Financial Statements

2.	Summary of significant accounting policies (cont’d)

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
3.	The seller’s price to the buyer is fixed or determinable; and
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

Selling expenses

Selling expenses consist primarily of advertising, salaries, traveling and transportation costs incurred during the selling activities.

Advertising and shipping

Advertising and shipping are charged to expense as incurred.

Advertising expenses amounting to $175,355 and $85,070 for the three months ended March 31, 2012 and 2011, respectively, are included in selling expenses.

Shipping expenses amounting to $85,765 and $67,524 for the three months ended March 31, 2012 and 2011, respectively, are included in selling expenses.

China Green Energy Industries, Inc.
Notes to Condensed Consolidated Financial Statements

2.	Summary of significant accounting policies (cont’d)

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes”. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.

The Company accounts for income tax uncertainties using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit to be recognized in the financial statements. The Company expenses any penalties or interest associated with tax obligations as non-operating expenses. As of March 31, 2012 and December 31, 2011, the Company has no accrued interest or penalties related to uncertain tax positions.

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

For the three months ended March 31, 2012 and 2011, the Company recorded foreign currency translation losses of $16,573 and $4,893, respectively. The losses were primarily due to the weakening of the US dollar. Foreign currency translation losses were recognized and recorded as non-operating expense as incurred.

Reclassifications

Certain prior year balances have been reclassified to adhere to the current year presentation.

China Green Energy Industries, Inc.
Notes to Condensed Consolidated Financial Statements

2.	Summary of significant accounting policies (cont’d)

Fair value of financial instruments

Fair value refers to the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the market in which the reporting entity transacts such sales or transfers based on the assumptions market participants would use when pricing an asset or liability. Assumptions are developed based on prioritizing information within a fair value hierarchy that gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data, such as the reporting entity’s own data (Level 3). A description of each category in the fair value hierarchy is as follows:

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

Diluted earnings (loss) per share are computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the three months ended March 31, 2012 and 2011, there were no potentially dilutive shares.

Recently issued accounting pronouncements

In June 2011, the FASB (Financial Accounting Standards Board) issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of change in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a material effect on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS”. The objective of this amendment is to achieve common fair value measurement and disclosure requirements in US GAAP and IFRS. This amendment is to ensure that fair value has the same meaning in US GAAP and IFRS and their respective fair value measurement and disclosure requirements are the same. This guidance is effective for annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on the Company’s financial statements.

China Green Energy Industries, Inc.
Notes to Condensed Consolidated Financial Statements

3.	Restricted cash and bills payable

The restricted cash at March 31, 2012 and December 31, 2011 represents bank deposits held as collateral for bills payable issued by the Company. When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 50% to 100% of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity. As of March 31, 2012, the Company has issued $25,746,585 in bills which will be funded from various banks under which the Company has entered into such arrangements. These bills will be paid at various times through June 2012, at which point the Company will issue additional bills to its suppliers.

4.	Trade accounts receivables, net

	As of	As of
	March 31,	December 31,
	2012	2011
	(unaudited)

Accounts receivable	$12,716,963	$11,022,269
Allowance for doubtful accounts	(1,329,643)	(1,321,233)

	$11,387,320	$9,701,036

5.	Prepayments and other current assets

	As of	As of
	March 31,	December 31,
	2012	2011
	(unaudited)

Other receivables	$47,430	$47,130
Prepaid expenses	83,003	-
Prepayment to suppliers	6,021,554	5,156,586
	6,151,987	5,203,716
Allowance for doubtful accounts	(47,430)	(47,130)

	$6,104,557	$5,156,586

6.	Inventories, net

	As of	As of
	March 31,	December 31,
	2012	2011
	(unaudited)

Raw materials	$4,918,270	$2,456,926
Work in progress	1,309,052	1,363,189
Finished goods	1,248,166	1,175,077

	7,475,488	4,995,192
Allowance for obsolete inventories	(605,509)	(312,921)

	$6,869,979	$4,682,271

Additional allowance for obsolete inventories of $290,780 and $0 were recognized during the three months ended March 31, 2012 and 2011, respectively.

China Green Energy Industries, Inc.
Notes to Condensed Consolidated Financial Statements

7.	Loans to third parties

		As of	As of
		March 31,	December 31,
	Note	2012	2011
		(unaudited)
Loans to third parties
Changzhou Fengshun Packing Container Co., Ltd.	(a)	$1,581,000	$1,571,000
Changzhou Chuanghua Plastics Co., Ltd.	(b)	1,897,200	1,885,200
		3,478,200	3,456,200
Loan reserve for loans to third parties		(104,590)	(103,686)
		$3,373,610	$3,352,514

Notes:

(a)	The loan is interest-bearing at 6% per annum, unsecured and repayable on May 18, 2012.

(b)	Loans of $790,500 and $1,106,700 are interest-bearing at 6% per annum, unsecured and repayable on May 17, 2012 and May 20, 2012, respectively.

The Company typically renews its loans to third parties on an annual basis until such time when the parties agree to repay these loans. Until agreement on repayments are reached, management considers the loans to be long-term in nature.

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

A loan is considered nonaccruing or impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and/or interest, according to the contractual terms of the agreement. Once a loan has been identified as impaired, management measures impairment. Once a loan is deemed to be impaired, a specific reserve is established. The Company has assessed the loans for potential impairment but did not identify any impairment at March 31, 2012 or December 31, 2011. However, the Company has recorded a general loan reserve of $104,590 and $103,686 as of March 31, 2012 and December 31, 2011, respectively. The loan reserve is recorded in general and administration expenses.

When a loan is placed on nonaccrual status, accrued interest receivable is reversed. Interest collections on nonaccruing loans for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. The Company ceased accruing interest on loans to third parties and related party during 2011 and the three months ended 2012 while they continued to extend the loans since the Company believes the loans are collectible.

China Green Energy Industries, Inc.
Notes to Condensed Consolidated Financial Statements

8.	Loans to a related party

	As of	As of
	March 31,	December 31,
	2012	2011
	(unaudited)
Loans to a related party
Jiangsu Dachao Electronic Vehicle Technology	$3,297,025	$3,276,170
Loan reserve for loans to a related party	(99,143)	(98,285)
	$3,197,882	$3,177,885

The Company has $3,297,025 and $3,276,170 of loans to a related party, Jiangsu Dachao Electronic Vehicle Technology Company Limited at March 31, 2012 and December 31, 2011, respectively. The loans are interest-bearing at 6% per annum and unsecured. The Company typically renews these loans for one year terms at the expiration of the current term. As such, the Company has classified these loans as long-term until such time as management will no longer extend the loans. Of the total loan due, $521,730, $1,194,295 and $1,581,000 are repayable in December 2012, May 2012 and June 2012, respectively. The Company assessed the loans for potential impairment but did not identify any impairment as of March 31, 2012 or December 31, 2011. However, the Company has recorded a general loan reserve of $99,143 and $98,285 as of March 31, 2012 and December 31, 2011, respectively, which is included in general and administrative expenses (see Note 7 for the policy for determining the loan reserve).

9.	Amounts due from/to related parties

	As of	As of
	March 31,	December 31,
	2012	2011
	(unaudited)
Amounts due from related party
Changzhou Best Changlong International Trade
Company Limited (“Changzhou Best Changlong”)	$391,259	$405,555
Provision for the amounts due from related party	(11,765)	(12,165)
	$379,494	$393,390

Amounts due to related parties
Ms. Wang Xueqing	$790,500	$785,500
Jiangsu Dachao Electronic Vehicle Technology
Company Limited (“Jiangsu Daochao”)	54,601	60,539
	$845,101	$846,039

The amounts due to and due from related parties are interest-free, unsecured and repayable on demand. All the related parties are controlled by certain family members of the officers of the Company. The Company assessed the amounts due from related party for potential impairment and recorded a reserve of $11,765 and $12,165 as of March 31, 2012 and December 31, 2011, respectively (see Note 7 for the policy for determining the loan reserve)

16

China Green Energy Industries, Inc.
Notes to Condensed Consolidated Financial Statements

10.	Property, plant and equipment, net

	As of	As of
	March 31,	December 31,
	2012	2011
	(unaudited)
Cost :
Buildings	$3,899,353	$3,843,269
Plant and machinery	6,395,468	5,828,698
Motor vehicles	476,526	473,512
Office equipment	234,012	305,586

	11,005,359	10,451,065
Accumulated depreciation	(3,121,659)	(2,862,867)
Construction in progress	8,664	8,609

Property, plant and equipment, net	$7,892,364	$7,596,807

As of March 31, 2012 and December 31, 2011, property and plant with net book values of $1,720,162 and $1,737,163, respectively, were pledged as collateral under certain loan arrangements.

11.	Intangible assets, net

	As of	As of
	March 31,	December 31,
	2012	2011
	(unaudited)

Cost	$3,162,000	$3,142,000
Accumulated amortization	(197,625)	(157,100)

Intangible assets, net	$2,964,375	$2,984,900

Intangible assets represent the brand name of “Niconia” for LEV’s purchased for a total consideration of RMB 20 million. The Company acquired the brand in January 2011 for which $2,757,587 has been paid and the remaining $404,413 is due in 2012. The brand name is amortized on the straight-line basis over the estimated useful life of 20 years. Amortization for the three months ended March 31, 2012 and 2011 amounted to $40,525. The estimated amortization expense for each of the next five years is approximately $157,100 per year.

12.	Land use rights

	As of	As of
	March 31,	December 31,
	2012	2011
	(unaudited)

Cost	$1,164,360	$1,156,995
Accumulated amortization	(110,668)	(104,181)

	$1,053,692	$1,052,814

The Company obtained the right from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. As of March 31, 2012 and December 31, 2011, land use rights with net book values of $1,053,692 and $1,052,814, respectively, were pledged as collateral under certain loans agreements. Amortization for the three months ended March 31, 2012 and 2011 amounted to $5,805 and $5,591, respectively. The estimated amortization expense for each of the next five years is approximately $23,220 per year.

China Green Energy Industries, Inc.
Notes to Condensed Consolidated Financial Statements

13.	Accrued liabilities and other payables

	As of	As of
	March 31,	December 31,
	2012	2011
	(unaudited)

Salaries and welfare payable	$311,201	$665,511
Receipt in advance from customers	735,529	532,345
Value-added tax and other taxes payable	1,310,717	980,839
Other payables	142,449	1,539
Provisions for guaranteed loans (Note 17)	257,387	255,759

	$2,757,283	$2,435,993

14.	Short-term bank loans

	As of	As of
	March 31,	December 31,
	2012	2011
	(unaudited)

Secured bank loans	$4,129,572	$4,103,452
Unsecured bank loans	7,906,581	7,071,071

	$12,036,153	$11,174,523

All bank loans are repayable within one year.

The bank loans as of March 31, 2012 and December 31, 2011 carried annual interest from 6.10% to 9.72% and 6.10% to 9.72%, respectively, and are due at various dates through December 2012.

Certain short term bank loans were secured by the Company’s buildings and land use rights. The unsecured bank loans as of March 31, 2012 and December 31, 2011 were guaranteed by Mr. and Mrs. Shi and three non-related parties. Each of the aforementioned parties did not receive any compensation for acting as guarantors for the Company. During the reporting periods, there were no covenant requirements under the bank loans granted to the Company.

China Green Energy Industries, Inc.
Notes to Condensed Consolidated Financial Statements

15.	Income tax

United States

The Company is subject to the United States of America federal tax rate of 34%. No provision for US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of March 31, 2012 and December 31, 2011, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Best Green BVI was incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income tax.

PRC

Best Green Changzhou and the VIEs, which are established in the PRC, are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25% on their assessable profits for the three months ended March 31, 2012 and 2011.

The ultimate realization of benefits of the Company’s deferred tax assets has some uncertainty, accordingly, the Company has recorded a valuation allowance to reduce some of these benefits as of March 31, 2012 and December 31, 2011 of $385,802 and $450,496, respectively. The change in valuation allowance was $64,694 for the three months ended March 31, 2012.

16.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a certain percentage of the employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the consolidated statements of operations and comprehensive income (loss). The Company contributed $20,373 and $13,492 during the three months ended March 31, 2012 and 2011, respectively.

China Green Energy Industries, Inc.
Notes to Condensed Consolidated Financial Statements

17.	Commitments and contingencies

Capital commitment

As of March 31, 2012 and December 31, 2011, the Company had capital commitments amounting to $94,070 and $590,382, respectively, with respect to the acquisition of property, plant and equipment that were contracted for but not provided in the condensed consolidated financial statements. Such commitments will be recorded to the financial statements when the property, plant and equipment is received.

Contingencies

As of March 31, 2012 and December 31, 2011, the Company acted as guarantor for bank loans granted to certain business associates totaling $6,434,670 and $6,393,970, respectively. The maximum amount that can be drawn on these guaranteed loans is $9,280,470 at March 31, 2012 and these guarantees expire at various times through November 2012. None of the Company’s directors or executive officers are involved in the normal operations or have invested in the business of the guaranteed business associates.

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

Management has assessed the fair value of the obligations arising from the above financial guarantees and recognized a liability of $257,387 and $255,759 as of March 31, 2012 and December 31, 2011, respectively.

18.	Related party transactions

Apart from the transactions and information as disclosed in notes 8 and 9 to the condensed consolidated financial statements, the Company had the following transactions with its related parties during the three months ended March 31, 2012 and 2011, respectively.

	Three months ended
	March 31,
	2012	2011
	(unaudited)	(unaudited)
Sales of goods to Changzhou Best Changlong	$39,815	$213,394
Purchase of goods from Jiangsu Dachao	$-	$46,834

The Company believes that the terms obtained and consideration received in connection with the transactions described above were no less favorable than those that would have been obtained by the Company in arm’s-length transactions with an unrelated party.

China Green Energy Industries, Inc.
Notes to Condensed Consolidated Financial Statements

19.	Fair Value Measurement

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s condensed consolidated balance sheets are as follows (in US dollars):

	March 31, 2012
	(unaudited)		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets
Cash and cash equivalents	$1,553,028	$1,553,028	$1,013,733	$1,013,733
Restricted cash	13,851,142	13,851,142	10,597,967	10,597,967
Loans to third parties and
related party	6,755,224	6,739,618	6,530,399	6,696,991

Financial liabilities
Short-term bank loans	12,036,153	12,036,153	11,174,523	11,174,523
Bills Payable	25,746,585	25,746,585	20,022,395	20,022,395
Obligations of guarantees
for third party loans	257,387	257,387	255,759	255,759

China Green Energy Industries, Inc.
Notes to Condensed Consolidated Financial Statements

20.	Segment information

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

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	Three months ended		Three months ended		Three months ended		Three months ended
	March 31, (unaudited)		March 31, (unaudited)		March 31, (unaudited)		March 31, (unaudited)
	2012	2011	2012	2011	2012	2011	2012	2011

Revenue from external customers	$730,545	$641,389	$4,504,276	$2,020,563	$3,617,684	$612,299	$8,852,505	$3,274,251
Segment profit/(loss)	(88,916)	(62,249)	17,036	(196,104)	522,702	(59,426)	450,822	(317,779)

	Cryogen-free refrigerators		Cable products		Light electric vehicles		Total
	As of	As of	As of	As of	As of	As of	As of	As of
	March	December	March	December	March	December	March	December
	31,2012	31,2011	31,2012	31,2011	31,2012	31,2011	31,2012	31,2011
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$10,694,339	$9,960,843	$23,729,815	$21,226,882	$17,556,627	$11,842,052	$51,980,781	$43,029,777

Reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended
	March 31,
	2012	2011
	(unaudited)	(unaudited)

Total consolidated revenue	$8,852,505	$3,274,251

Total profit/(loss) for reportable segments	$450,822	$(317,779)
Unallocated amounts relating to operations:
Interest income	22,569	96,241
Unallocated expenses	(134,337)	(100,090)

Income/(loss) before income taxes	$339,054	$(321,628)

China Green Energy Industries, Inc.
Notes to Condensed Consolidated Financial Statements

20.	Segment information (cont’d)

	As of	As of
	March 31,	December 31,
	2012	2011
	(unaudited)
Assets

Total assets for reportable segments	$51,980,781	$43,029,777
Other receivables	-	-
Amounts due from related parties	379,494	393,390
Loans to third parties	3,373,610	3,352,514
Loans to a related party	3,197,882	3,177,885
Long-term equity investment	172,856	171,763
Other	1,540	1,541

	$59,106,163	$50,126,870

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended
	March 31,
	2012	2011
	(unaudited)	(unaudited)

PRC	$6,205,872	$1,999,895
United States of America	765,351	289,586
Hong Kong	554,817	281,939
Taiwan	280,783	223,795
Australia	217,558	166,017
France	208,757	45,874
United Kingdom	2,327	10,374
Denmark	-	35,584
Germany	-	18,945
Others	617,040	202,242
Total	$8,852,505	$3,274,251

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except where the context otherwise requires and for the purposes of this report only, references in this report to:

  “CGRE,” “the Company,” “we,” “us,” or “our,” are to the combined business of China Green Energy Industries, Inc., a Nevada corporation, its wholly-owned subsidiaries, Best Green BVI and Best Green Changzhou, and its variable interest entities, Best Cable and Best Appliances;
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

Recent Developments

First Quarter Financial Performance Highlights

The following summarizes certain key financial information for the first quarter of 2012:

  Revenues: Revenues were $8,852,505 for the three months ended March 31, 2012, an increase of $5,578,254, or 170.37%, from $3,274,251 for the same period last year.

  Gross profit and margin: Gross profit was $1,454,768 for the three months ended March 31, 2012, an increase of $885,288, or 155.46%, from $569,480 for the same period last year. Gross margin was 16.43% for the three months ended March 31, 2012, as compared to 17.39% for the same period last year.

  Net income (loss): Net income was $339,054 for the three months ended March 31, 2012, an increase of $660,682 or 205.42% from a net loss of $321,628 for the same period of last year.

  Fully diluted net income (loss) per share: Fully diluted net profit per share for the three months ended March 31, 2012 was $0.01, as compared to a net loss per share of $0.01 for the same period last year.

Reportable Operating Segments

We use the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance as the source for determining the reportable segments. Management, including the chief operating decision maker, reviews the operating results solely by monthly revenue of cryogen-free refrigerators, cable products and LEVs. As such, the Company has determined that there are three operating segments as defined by ASC 280 “Segment Reporting”: Cryogen-free refrigerators, cable products and LEVs. See Note 20 “Segment Information” to the condensed consolidated financial statements included elsewhere in this report.

Results of Operations

The following table shows key components of our results of operations during the three months ended March 31, 2012 and 2011, in both dollars and as a percentage of our total revenues.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$8,852,505	100.00%	$3,274,251	100.00%
Cost of revenues	(7,397,737)	(83.57)%	(2,704,771)	(82.61)%
Gross profit	1,454,768	16.43%	569,480	17.39%
Operating expenses:
General and administrative expenses	(569,640)	(6.43)%	(660,337)	(20.17)%
Selling expenses	(307,700)	(3.48)%	(213,684)	(6.53)%
Total operating expenses	(877,340)	(9.91)%	(874,021)	(26.69)%
Income/(loss) from operations	577,428	6.52%	(304,541)	(9.30)%
Interest income	22,569	0.25%	111,275	3.40%
Interest expenses	(232,823)	(2.63)%	(154,444)	(4.72)%
Other income (loss), net	(28,120)	(0.32)%	26,082	0.80%
Income/(loss) before income taxes	339,054	3.83%	(321,628)	(9.82)%
Income taxes	-	-	-	-
Net income/(loss)	339,054	3.83%	(321,628)	(9.82)%
Foreign currency translation adjustments	23,590	0.27%	25,625	0.78%
Total comprehensive income/(loss)	$362,644	4.10%	$(296,003)	(9.04)%

Revenues. Our revenues increased by $5,578,254, or 170.37%, to $8,852,505 in the three months ended March 31, 2012, from $3,274,251 in the same period in 2011. The increase was due primarily to an increase in sales of cable products, refrigerators and LEVs. Revenue of cable products increased by 123.90%, from $2,020,563 in the three months ended March 31, 2011 to $4,504,276 in the three months ended March 31, 2012. The increase resulted primarily from our effort to maintain long-term relationships with significant customers. In addition, when we developed new domestic and foreign customers in the first quarter of 2012, the new customers’ demand increased. We experienced a substantial increase in LEV sales of $3,005,385, or 490.88%, from $612,299 in the three months ended March 31, 2011 to $3,617,684 in the three months ended March 31, 2012. The increase resulted primarily from stable relationships established with several distributors upon our one year’s operating effort. Our Niconia brand name has been well recognized in the local market.

On a geographic basis, revenues generated from China was approximately $6,205,872, or 70.10% of the total revenues, for the three months ended March 31, 2012, as compared to $1,999,895, or 61.08% of the total revenues, for the same period in 2011. The increase mainly resulted from our efforts to expand product penetration into the LEV market, most of which were sold in China. And revenues generated from outside of China was approximately $2,646,633, or 29.90% of the total revenues, compared to $1,274,356, or 38.92% of the total revenues, for the three months ended March 31, 2012 and 2011, respectively. The increase mainly resulted from our efforts to expand product penetration into new and existing markets and foster acceptance of our products in the international markets.

The following table sets forth revenues by business segment and by geography for the three months ended March 31, 2012 and 2011.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
		% of		% of
	Amount	Revenues	Amount	Revenues
Segment Data
Cryogen-free refrigerators	$730,545	8.25%	$641,389	19.59%
Cable products	4,504,276	50.88%	2,020,563	61.71%
LEVs	3,617,684	40.87%	612,299	18.70%
	$8,852,505	100%	$3,274,251	100%

Geographic Data
PRC	$6,205,872	70.10%	$1,999,895	61.08%
Hong Kong	554,817	6.27%	281,939	8.61%
United States of America	765,351	8.65%	289,586	8.84%
Taiwan	280,783	3.17%	223,795	6.83%
United Kingdom	2,327	0.03%	10,374	0.32%
Denmark	-	-	35,584	1.09%
Germany	-	-	18,945	0.58%
Australia	217,558	2.46%	166,017	5.07%
France	208,757	2.36%	45,874	1.40%
Others	617,040	6.96%	202,242	6.18%
	$8,852,505	100%	$3,274,251	100%

Cost of revenues. Cost of revenues consists primarily of materials costs, wages, employee compensation, depreciation and amortization and other costs, which are directly attributable to the production of products. Our cost of revenues increased by $4,692,966, or 173.51%, to $7,397,737 in the three months ended March 31, 2012, from $2,704,771 in the same period in 2011. As a percentage of revenues, our cost of revenues increased from 82.61% in the three months ended March 31, 2011 to 83.57% in the three months ended March 31, 2012. The increase was primarily due to the increase in our inventory reserve of approximately $290,000.

Gross profit. Our gross profit is equal to the difference between our revenue and our cost of revenues. Our gross profit increased by $885,288, or 155.46%, to $1,454,768 in the three months ended March 31, 2012, from $569,480 in the same period in 2011. Gross profit as a percentage of revenue was 16.43% and 17.39% for the three months ended March 31, 2012 and 2011, respectively. Such decrease was principally attributed to the increase in our inventory reserve as noted above.

Copper is one of the key raw materials for our HDMI cable product. During the first quarter of 2012, the copper prices have become stable. We have also implemented a new approach in order to manage gross profit, whereby, we will lock down prices of key raw materials before we lock down selling prices with customers.

In addition, LEV sales expanded a lot in the first quarter of 2012 compared to that in the first quarter of 2011. Accordingly, we have established a group of selective and stable suppliers with whom we have negotiated competitive prices based on long-term relationships. And the cost of LEV materials will be more manageable and will reduce accordingly.

General and administrative expenses. General and administrative expenses consist primarily of office expenses, professional fees, certain reserves and provisions, entertainment, traveling expenses, staff welfare, labor protection and salaries and wages which are incurred at the administrative level. Our general and administrative expenses decreased by $90,697, or 13.73%, to $569,640 in the three months ended March 31, 2012, from $660,337 in the same period in 2011.

Selling expenses. Selling expenses consist primarily of advertising, salaries and shipping costs incurred in connection with selling activities. Our selling expenses increased by $94,016, or 44.00%, to $307,700 in the three months ended March 31, 2012, from $213,684 in the same period in 2011. The increase was primarily attributable to increased spending on marketing and exhibitions for all products lines by $175,355 and salesmen traveling expenses by $17,584.

Interest expenses. Our interest expenses increased by $78,379, or 50.75%, to $232,823 for the three months ended March 31, 2012, from $154,444 for the same period in 2011. Such increase was mainly due to an increase in bank loans and increased loan interest rates.

Net income (loss). As a result of the factors described above, we generated a net profit of $339,054 in the three months ended March 31, 2012, an increase of $660,682 or 205.42% from a net loss of $321,628 in the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $1,553,028, primarily consisting of cash on hand and demand deposits. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(2,182,282)	$(3,648,285)
Net cash used in investing activities	(3,675,808)	(5,102,285)
Net cash provided by financing activities	6,391,280	8,045,400
Effects of exchange rate change in cash	6,105	3,128
Net increase (decrease) in cash and cash equivalents	539,295	(702,042)
Cash and cash equivalents at beginning of the period	1,013,733	1,080,787
Cash and cash equivalent at end of the period	$1,553,028	$378,745

Operating Activities

Net cash used in operating activities was $2,182,282 for the three months ended March 31, 2012, as compared to $3,648,285 for the same period in 2011. The decrease was primarily attributable to (i) net income increasing by $660,682, (ii) increase in inventories of $522,679, (iii) increase in prepayments and other current assets by $88,883, mostly offset by a decrease in payables (including accounts payable, accrued liabilities and other payables, and income tax payable) of $2,908,453, and increase in trade accounts receivable and amounts due from related parties of $1,847,656.

Investing Activities

Net cash used in investing activities was $3,675,808 for the three months ended March 31, 2012, as compared to $5,102,285 for the same period in 2011. The decrease in net cash used in investing activities was mainly attributable to (i) a decrease in spending on property, plant and equipment by $1,350,507, and (ii) decrease in restricted cash deposit requirements of $75,970.

Financing Activities

Net cash provided by financing activities was $6,391,280 for the three months ended March 31, 2012, as compared to $8,045,400 for the same period in 2011. The decrease was mainly attributable to (i) decrease in bills payable of $927,120, and (ii) decrease in bank loans of $727,000.

As of March 31, 2012, we are party to several loan and bill acceptance agreements as follows:

Loan Agreements:

  Loan Agreement between Best Cable and Wujin Rural Commercial Bank for a loan with a total amount available to borrow of RMB1,450,000 (approximately $229,200). The loan matures on June 20, 2012. The annual interest rate is 8.75%. The amount outstanding at March 31, 2012 was $229,245.

  Loan Agreements between Best Cable and Wujin Agriculture Bank, pursuant to which we borrowed RMB3,000,000 (approximately $474,300) in August 2011, for a term maturing June 25, 2012. The annual interest rate is 7.21%. We borrowed RMB5,000,000 (approximately $790,500) in March 2012, for a term maturing May 31, 2012. The annual interest rate is 6.41%. We borrowed RMB10,000,000 (approximately $1,581,000) in March 2012, for a term maturing June 26, 2012. The annual interest rate is 6.41%. We borrowed RMB5,000,000 (approximately $790,500) in January 2012, for a term maturing October 20, 2012. The annual interest rate is 7.21%. The amount outstanding at March 31, 2012 was $3,636,300.

  Loan Agreement between Best Cable and Wujin ICBC for a loan with a total amount available to borrow of RMB17, 000,000 (approximately $2,687,700). The loan will mature in October 26, 2012. The annual interest rate is 6.56%. The amount outstanding at March 31, 2012 was $2,687,700.

  Loan Agreement between Best Appliances and Wujin Rural Commercial Bank for a loan with a total amount available to borrow of RMB19,670,000 (approximately $3,109,800). The annual interest rate ranges is 9.72% and the loan will mature in November 18, 2012. The amount outstanding at March 31, 2012 was $3,109,827.

  Loan Agreement between Best Appliance and Wujin Rural Commercial Bank for a loan with a total amount available to borrow of RMB5,000,000 (approximately $790,500). The loan matures on April 25, 2012. The annual interest rate is 8.75%. The amount outstanding at March 31, 2012 was $790,500.

  Loan Agreement between Best Cable and Pudong Development Bank Changzhou Branch for a loan with a total amount available to borrow of RMB 10,000,000 (approximately $1,581,000). The loan matured on March 19, 2012 and was extended to December 14, 2012. The annual interest rate is 7.93%. The amount outstanding at March 31, 2012 was $1,581,000.

  Loan Agreement between Best Appliance and Wujin ICBC for a loan with a total amount available to borrow of RMB10,000 (approximately $1,600). The loan will mature in July 2, 2012. The annual interest rate is 6.1%. The amount outstanding at March 31, 2012 was $1,581.

Certain bank loans are secured by our buildings and land rights. Other unsecured bank loans were guaranteed by Mr. Shi, our Chairman and Chief Executive Officer, his wife Ms. Xueqin Wang, and three non-related parties.

Bill Acceptance Agreements:

  Commercial Bill Acceptance Agreement, between Best Cable and Pudong Development Bank Changzhou Branch, pursuant to which the bank provided commercial bills with a total amount of RMB40,000,000 (approximately $6,324,000) at March 31, 2012. The agreement matures on January 10, 2013, however, the bills payable March 31, 2012 become due at various times through September 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at March 31, 2012 was $6,324,000.

  Commercial Bill Acceptance Agreement, between Best Cable and Communication Bank Fangzhicheng Subbranch, pursuant to which the bank provided commercial bills with a total amount of RMB10,000,000 (approximately $1,581,000) at March 31, 2012. The agreement matured on March 23, 2013. The bills payable at March 31, 2012 become due at various times through September 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at March 31, 2012 was $1,581,000.

  Commercial Bill Acceptance Agreement, between Best Cable and Wujin Agricultural Bank, pursuant to which the bank provided two commercial bills with a total amount available to borrow of RMB7,000,000 (approximately $1,106,700) at March 31, 2012. The agreement matures on December 13, 2012, guaranteed by our CEO Mr. Shi, Ms. Wang, and KK Lighting, an unrelated party. The bills payable at March 31, 2012 become due at various times through July 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at March 31, 2012 was $1,106,700.

  Bank Acceptance Agreement, between Best Cable and Wujin Rural Commercial Bank pursuant to which the bank provided a bill with a total amount of RMB24,000,000 (approximately $3,794,400) at March 31, 2012. The agreement matures on April 15, 2012. The bills payable at March 31, 2012 become due at various times through June 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at March 31, 2012 was $3,794,400.

  Bank Acceptance Agreement, between Best Cable and Wujin ICBC pursuant to which the bank provided a bill with a total amount of RMB10,000,000 (approximately $1,581,000) at March 31, 2012. The agreement matures on October 31, 2013. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at March 31, 2012 was $1,581,000.

  Bank Acceptance Agreement, between Best Cable and Wujin Construction Bank pursuant to which the bank provided a bill with a total amount available to borrow of RMB10,000,000 (approximately $1,581,000) at March 31, 2012. The agreement matures on January 14, 2014. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at March 31, 2012 was $1,581,000.

  Bank Acceptance Agreement, between Best Appliance and Jiangsu Bank University Subbranch pursuant to which the bank provided a bill with a total amount of RMB61,850,000 (approximately $9,778,500) at March 31, 2012. The agreement matures on December 14, 2012, however, the bills payable at March 31, 2012 become due at various times through August 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at March 31, 2012 was $9,778,485.

Capital Expenditures

Our capital expenditures for the three months ended March 31, 2012 and 2011 were $0.49 million and $1.84 million, respectively, representing the total amount of investment activities. Our capital expenditures during the three months ended March 31, 2012 consisted of capital expenditures relating to certain equipment and improvements of office buildings and workshops, as compared to the same period in 2011, when we acquired certain equipment.

Going Concern

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank loans and equity contributions by stockholders. We believe that cash on hand and cash flow from operations will meet a portion of our present cash needs and that we will require additional cash resources, including equity investment, to meet expected capital expenditures and working capital requirements for the next 12 months. If our own financial resources are insufficient to satisfy capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by management to raise additional funds on terms favorable to us, or at all, could limit our ability to expand business operations and could harm overall business prospects. We currently do not have any agreements to extend or refinance the debts beyond a one year term. In addition, the Company has a negative cash flow from operations of $2,182,282 for the period ended March 31, 2012. As a result of these factors, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to that might result from the outcome of this uncertainty.

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

As of March 31, 2012 and December 31, 2011, we had capital commitments amounting to $94,070 and $590,382, respectively, with respect to the acquisition of property, plant and equipment that were contracted for but not provided in the consolidated financial statements. Such commitments will be recorded to the financial statements when the property, plant and equipment is received.

As of March 31, 2012 and December 31, 2011, we acted as guarantor for bank loans granted to certain business associates totaling $6,434,670 and $6,393,970, respectively. The maximum amount that can be drawn on these guaranteed loans is $9,280,470 at March 31, 2012 and these guarantees expire at various times through November 2012. None of our directors or executive officers are involved in the normal operations or have invested in the business of the guaranteed business associates. All the business associates have a healthy record of paying back the loans in a timely manner.

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

Management has assessed the fair value of the obligation arising from the above financial guarantees and recognized $257,387 and $255,759 as of March 31, 2012 and December 31, 2011, respectively, which is included in accrued liabilities and other payables in the condensed consolidated financial statements.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues usually increase over each quarter of the calendar year with the first quarter usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jianliang Shi, and Chief Financial Officer, Ms. Jianfeng Xu, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon, and as of the date of this evaluation, Mr. Shi and Ms. Xu, determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2011, our disclosure controls and procedures were still not effective as of March 31, 2012. We are in the process of remediating the material weaknesses as of March 31, 2012. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011 for the description of these weaknesses.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, our management identified material weakness related to (1) our failure to record adequate loan reserves and guaranty loan reserves which were not in compliance with US GAAP; (2) our entering into certain prohibitive transactions, as defined by the Sarbanes-Oxley Act, with an officer of one of our variable interest entities, where Company funds were commingled with personal accounts for various periods of time resulting in loans to officers. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2012, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2012	CHINA GREEN ENERGY INDUSTRIES, INC.

	By:	/s/ Jianliang Shi
Jianliang Shi, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jianfeng Xu
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