Form 10-Q
period 2012-06-30
China Green Energy Industries, Inc.
filed 2012-08-14
CIK 1448776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 15, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	23,625,911

Quarterly Report on Form 10-Q
Period Ended June 30, 2012

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA GREEN ENERGY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)
Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	2
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months ended June 30, 2012 and 2011 (unaudited)	3
Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011(unaudited)	4
Notes to Consolidated Financial Statements	5-24

China Green Energy Industries, Inc.
Consolidated Balance Sheets

	As of	As of
	June 30,	December 31,
	2012	2011
	(unaudited)	(*)

ASSETS
Current assets
Cash and cash equivalents	$382,815	$1,013,733
Restricted cash - Note 3	13,701,702	10,597,967
Accounts receivable, net - Note 4	12,736,417	9,701,036
Prepayments to suppliers	5,262,809	5,156,586
Inventories, net - Note 6	6,457,020	4,682,271
Loans to third parties, net - Note 7	3,375,988	3,352,514
Loans to a related party, net - Note 8	2,394,449	3,177,885
Amounts due from a related party, net - Note 9	311,722	393,390
Deferred tax asset	71,147	166,378
Other current assets - Note 5	47,460	-

Total current assets	44,741,529	38,241,760

Long-term equity investment	172,965	171,763
Property, plant and equipment, net - Note 10	9,109,220	7,596,807
Intangible assets, net - Note 11	2,926,700	2,984,900
Land use rights, net - Note 12	1,048,532	1,052,814
Deferred tax asset	328,642	78,826

TOTAL ASSETS	$58,327,588	$50,126,870

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable	$11,303,810	$9,676,706
Bills payable - Note 3	26,395,670	20,022,395
Accrued liabilities and other payables - Note 13	2,786,942	2,435,993
Income taxes payable	2,477,645	2,246,718
Amounts due to related parties - Note 9	791,000	846,039
Short-term bank loans - Note 14	9,670,766	11,174,523

Total current liabilities	53,425,833	46,402,374

TOTAL LIABILITIES	53,425,833	46,402,374

COMMITMENTS AND CONTINGENCIES - Notes 14 and 17

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value 100,000,000 shares authorized; 23,625,911 shares issued and outstanding at June 30, 2012 and December 31, 2011	2,362	2,362
Additional paid-in capital	1,502,165	1,502,165
Accumulated other comprehensive income	417,987	391,073
Retained earnings	2,979,241	1,828,896

TOTAL STOCKHOLDERS’ EQUITY	4,901,755	3,724,496

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,327,588	$50,126,870

(*) Derived from audited financial statements

See the accompanying notes to consolidated financial statements

China Green Energy Industries, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	(unaudited)		(unaudited)
	2012	2011	2012	2011

Revenues	$10,857,056	$7,918,897	$19,709,561	$11,193,148
Cost of revenues	8,544,059	6,380,107	15,915,371	9,084,878
Gross profit	2,312,997	1,538,790	3,794,190	2,108,270

Operating expenses
General and administrative expenses	758,498	1,010,091	1,354,563	1,672,707
Selling expenses	515,819	446,310	823,519	659,994
Total operating expenses	1,274,317	1,456,401	2,178,082	2,332,701
Income (loss) from operations	1,038,680	82,389	1,616,108	(224,431)

Non-operating income (expense)
Interest income	63,985	127,822	86,554	239,097
Interest expense	(235,517)	(174,909)	(468,340)	(329,353)
Other income (loss), net	11,397	(92,336)	(16,723)	(63,975)
Total non-operating income (expense)	(160,135)	(139,423)	(398,509)	(154,231)

Income (loss) before income taxes	878,545	(57,034)	1,217,599	(378,662)
Income tax expense (benefit)	67,254	(38,587)	67,254	(38,587)
Net income (loss)	811,291	(18,447)	1,150,345	(340,075)
Other comprehensive income
Foreign currency translation adjustments	3,324	92,804	26,914	118,429

Total comprehensive income (loss)	$814,615	$74,357	$1,177,259	$(221,646)
Earnings (loss) per share
- Basic	$0.034	$(0.001)	$0.049	$(0.01)
- Diluted	$0.034	$(0.001)	$0.049	$(0.01)

Weighted average number of shares outstanding
- Basic	23,625,911	23,547,438	23,625,911	23,538,475
- Diluted	23,625,911	23,547,438	23,625,911	23,538,475

See the accompanying notes to consolidated financial statements

China Green Energy Industries, Inc.
Consolidated Statements of Cash Flows

	Six months ended June 30,
	(unaudited)
	2012	2011

Cash flows from operating activities
Net income (loss)	$1,150,345	$(340,075)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	599,067	386,055
Change in allowance for doubtful accounts	18,300	406,974
Change in allowance for inventory reserve	81,854	-
Change in allowance for loans	(27,509)	-
Deferred taxes	(152,771)	(38,587)
Services paid by shares	-	193,000
Changes in operating assets and liabilities:
Accounts receivable	(2,983,878)	317,682
Prepayments to suppliers	(70,074)	(1,093,597)
Inventories	(1,822,716)	(3,131,467)
Other current assets	(47,430)	(99,898)
Accounts payables	1,558,363	1,542,049
Accrued liabilities and other payables	333,797	(637,620)
Income taxes payable	215,060	(57,704)
Total adjustments	(2,297,937)	(2,213,113)

Net cash flows used in operating activities	(1,147,592)	(2,553,188)

Cash flows from investing activities
Increase in restricted cash	(3,027,614)	(6,157,682)
Change in Amounts due from related parties	86,977	726,742
Payments to acquire property, plant and equipment	(1,966,668)	(968,348)
Collections of loans to a related party	830,080	-
Payments to acquire intangible assets	-	(2,184,376)

Net cash flows used in investing activities	(4,077,225)	(8,583,664)

Cash flows from financing activities
Change in Amount due to related parties	(60,925)	90,597
Proceeds from short-term bank loans	4,657,626	7,004,325
Repayments of short-term bank loans	(6,238,626)	(5,473,325)
Increase in bills payable	6,229,140	11,138,025

Net cash flows provided by financing activities	4,587,215	12,759,622

Effect of foreign currency translation on cash and cash equivalents	6,684	39,754

Net (decrease) increase in cash and cash equivalents	(630,918)	1,662,524

Cash and cash equivalents - beginning of period	1,013,733	1,080,787

Cash and cash equivalents - end of period	$382,815	$2,743,311

Supplemental disclosures for cash flow information

Interest paid	$463,763	$329,353
Income taxes paid	$2,267	$12,115

See the accompanying notes to consolidated financial statements

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Corporate information

China Green Energy Industries, Inc. (the “Company”) was incorporated in the State of Nevada on December 7, 2007 under the name of TradeOn, Inc. for the purpose of pursuing a business combination through a Reverse Takeover (“RTO”).

On June 9, 2010, the Company entered into and closed a share exchange agreement (the “Share Exchange Agreement”) with Best Green Energy Industries Limited (“Best Green BVI”), a British Virgin Islands company incorporated on June 30, 2010, and its sole shareholder, Best Green Investments Limited (“Best Green Investments”), pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Best Green BVI in exchange for 20,734,531 shares of the Company’s common stock, par value $0.0001, issued to Best Green Investments which after giving effect to the Cancellation Agreement disclosed below, constituted 88.1% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

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
Notes to Consolidated Financial Statements
(Unaudited)

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

Following the RTO and the VIE Arrangement, the Company, through the VIEs, is primarily engaged in the manufacture and distribution of clean technology-based consumer products, which consist of light electrical vehicles (“LEV”), cryogen-free refrigerators, and network and HDMI cables. The Company operates manufacturing and distribution primarily in the PRC and sells some of their products under their own brand name of “BEST.” In 2011, the Company acquired the Niconia brand for which it sells certain LEV’s under.

Going concern

The Company has a negative cash flow from operations of $1,147,592 for the period ended June 30, 2012. To date, the Company has financed its operations primarily through cash flows from operations, augmented by short-term bank loans and equity contributions by stockholders. Management believes that cash on hand and cash flow from operations will meet a portion of the Company’s present cash needs and will require additional cash resources, including equity investment, to meet expected capital expenditures and working capital requirements for the next 12 months. The Company may, however, in the future, require additional cash resources due to changed business conditions, implementation of management’s strategy to expand our marketing efforts and increase brand awareness, or acquisitions the Company may decide to pursue. If the Company’s own financial resources are insufficient to satisfy capital requirements, the Company may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to the Company, if at all. Any failure by management to raise additional funds on terms favorable to the Company, or at all, could limit the Company’s ability to expand business operations and could harm overall business prospects. Management intends to re-finance the short-term debts with the existing lenders. However, the Company currently does not have any agreements to extend or re-finance the debt beyond the one year terms. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of presentation

The accompanying unaudited consolidated interim financial statements of the Company, its subsidiaries and the VIEs have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2011 Annual Report on Form 10-K, filed April 16, 2012. The results of operations for the six months ended June 30, 2012, are not necessarily indicative of the operating results for the full year.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Use of estimates

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the exclusive reference of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernment entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of US federal securities laws are also sources of authoritative US GAAP for SEC registrants. The Company’s financial statements are prepared in accordance with US GAAP, which may require the use of management estimates and assumptions. The accounts and estimates include, but are not limited to, the valuation of accounts receivable, other receivables, inventories, valuation of potential impairment for guaranteed loans, valuation of potential impairment on loans to related parties and third parties, intangibles, deferred income taxes, and the estimation on useful lives and residual values of property, plant and equipment. Actual results could differ from those estimates.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

2.	Summary of significant accounting policies (cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, accounts receivable and other receivables. As of June 30, 2012 and December 31, 2011, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable.

During the reporting periods, one customer represented 10% or more of the Company’s revenues and one customer represented 10% or more of the Company’s accounts receivable as of June 30, 2012 and December 31, 2011.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of June 30, 2012 and December 31, 2011, most of the Company’s cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining balances of cash and cash equivalents were denominated in USD dollars (“USD”).

Accounts receivables

Accounts and other receivables are recorded at the sales value, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing trade and other accounts receivables. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Changes in allowance for doubtful accounts are included in the general and administrative expenses.

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

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

2.	Summary of significant accounting policies (cont’d)

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

The Company regularly reviews the cost of inventories against their estimated fair market value and may record a write-down for inventories that have cost in excess of estimated fair market value. The Company has assessed its inventories and has recorded an allowance for obsolete inventories. A change in allowance for obsolete inventories is included in cost of revenues.

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

Maintenance or repairs are expensed as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Construction in progress mainly represents expenditures for the Company’s offices and factories under construction. All direct costs relating to the acquisition or construction of the Company’s offices and factories are capitalized as construction in progress. No depreciation is provided for on construction in progress.

Intangible assets

The determination of fair value requires significant judgment and estimates, and the ultimate allocation of purchase price may change. Acquired intangibles with definite lives will be amortized on a straight-line basis over the remaining estimated economic useful life of the underlying assets. Intangible assets with indefinite lives are not amortized. The Company reviews its indefinite and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. The Company conducts an impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s purchased intangible assets may be less than its carrying amount. The Company assesses its long-lived assets for impairment and identified no such impairment loss as of June 30, 2012 and December 31, 2011.

The amortization is provided on the straight-line basis over the estimated useful life of intangible asset. The estimated useful life of the brand name is 20 years.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

2.	Summary of significant accounting policies (cont’d)

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with FASB ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets.” The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company did not identify any indicators that would require testing for impairment as of June 30, 2012 and December 31, 2011.

Revenue recognition

The Company recognizes revenues in accordance with FASB ASC 605-10-S99, “Revenue Recognition” when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations. Accordingly, all of the following criteria must be met in order for the Company to recognize revenue:

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

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

2.	Summary of significant accounting policies (cont’d)

Advertising and shipping

Advertising and shipping are expensed as incurred.

Advertising expenses amounting to $189,788 and $98,318 for the six months ended June 30, 2012 and 2011, respectively, are included in selling expenses. Advertising expenses amounting to $150,238 and $13,248 for the three months ended June 30, 2012 and 2011, respectively, are included in selling expenses.

Shipping expenses amounting to $208,588 and $147,082 for the six months ended June 30, 2012 and 2011, respectively, are included in selling expenses. Shipping expenses amounting to $122,823 and $79,558 for the three months ended June 30, 2012 and 2011, respectively, are included in selling expenses.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to FASB ASC 740 “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.

The Company accounts for income tax uncertainties using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit to be recognized in the financial statements. The Company expenses any penalties or interest associated with tax obligations as non-operating expenses. As of June 30, 2012 and December 31, 2011, the Company has no accrued interest or penalties related to uncertain tax positions.

Comprehensive income (loss)

The Company has adopted FASB ASC 220 “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income (loss) and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is RMB. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of the Company prepared using the functional currency is translated into the reporting currency, US Dollars (“USD”). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates during the reporting periods and stockholders’ equity (deficit) is translated at historical exchange rates. The resulting translation adjustment is resulted as other comprehensive income, a component of stockholders’ equity. There was no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

2.	Summary of significant accounting policies (cont’d)

For the six months ended June 30, 2012 and 2011, the Company recorded foreign currency translation losses of $4,607 and $12,540, respectively. For the three months ended June 30, 2012 and 2011, the Company recorded a foreign currency translation gain of $21,180 and a loss of $7,647, respectively. The losses were primarily due to the weakening of the US dollar. Foreign currency translation losses were recognized and recorded as non- operating expense as incurred.

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

Basic and diluted earnings (loss) per share

Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the average number of common stock outstanding during the reporting periods.

Diluted earnings (loss) per share is computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the six months ended June 30, 2012 and 2011, there were no potentially dilutive shares.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

3.	Restricted cash and bills payable

The restricted cash at June 30, 2012 and December 31, 2011 represents bank deposits held as collateral for bills payable issued by the Company. When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 50% to 100% of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity. As of June 30, 2012, the Company has issued $26,395,670 in bills which will be funded from various banks under which the Company has entered into such arrangements. These bills will be paid at various times through December 2012, at which point the Company will issue additional bills to its suppliers.

4.	Accounts receivable, net

	As of	As of
	June 30,	December 31,
	2012	2011

Accounts receivable	$14,085,213	$11,022,269
Allowance for doubtful accounts	(1,348,796)	(1,321,233)

	$12,736,417	$9,701,036

5.	Other current assets

	As of	As of
	June 30,	December 31,
	2012	2011

Other receivables	$47,460	$47,130
Prepaid expenses	47,460	-
	94,920	47,130
Allowance for doubtful accounts	(47,460)	(47,130)

	$47,460	$-

6.	Inventories, net

	As of	As of
	June 30,	December 31,
	2012	2011

Raw materials	$4,536,742	$2,456,926
Work in progress	1,002,892	1,363,189
Finished goods	1,314,403	1,175,077
	6,854,037	4,995,192
Reserve for obsolete inventories	(397,017)	(312,921)

	$6,457,020	$4,682,271

Additional reserve for obsolete inventories of $81,853 and $0 was recognized during the six months ended June 30, 2012 and 2011, respectively.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

7.	Loans to third parties
			As of	As of
			June 30,	December 31,
		Note	2012	2011
	Loans to third parties
	Changzhou Fengshun Packing Container Co., Ltd.	(a)	$1,582,000	$1,571,000
	Changzhou Chuanghua Plastics Co., Ltd.	(b)	1,898,400	1,885,200
			3,480,400	3,456,200
	Loan reserve for loans to third parties		(104,412)	(103,686)
			$3,375,988	$3,352,514

	Notes:

(a)	The loan is interest bearing at 6% per annum, unsecured and repayable on May 17, 2013.

(b)	Loans of $791,000 and $1,107,400 are interest bearing at 6% per annum, unsecured and repayable on May 16, 2013 and May 19, 2013, respectively.

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

A loan is considered nonaccruing or impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and/or interest, according to the contractual terms of the agreement. Once a loan has been identified as impaired, management measures impairment. Once a loan is deemed to be impaired, a specific reserve is established. The Company has assessed the loans for potential impairment but did not identify any impairment at June 30, 2012 or December 31, 2011. However, the Company has recorded a general loan reserve of $104,412 and $103,686 as of June 30, 2012 and December 31, 2011, respectively. The loan reserve is recorded in general and administration expenses.

When a loan is placed on nonaccrual status, accrued interest receivable is reversed. Interest collections on nonaccruing loans for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. The Company ceased accruing interest on loans to third parties and related party during 2011 and the first six months ended June 30, 2012 while they continued to extend the loans since the Company believes the loans are collectible.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

8.	Loans to a related party

	As of	As of
	June 30,	December 31,
	2012	2011
Loans to a related party
Jiangsu Dachao Electronic Vehicle Technology	$2,468,504	$3,276,170
Loan reserve for loans to a related party	(74,055)	(98,285)
	$2,394,449	$3,177,885

The Company has $2,468,504 and $3,276,170 of loans to a related party, Jiangsu Dachao Electronic Vehicle Technology Company Limited at June 30, 2012 and December 31, 2011, respectively. Jiangsu Dachao Electronic Vehicle Technology Company Limited is a limited company held by Yinfeng Shi, who is the son of Jianliang Shi. The loans are interest bearing at 6% per annum and unsecured. The Company typically renews these loans for one year terms at the expiration of the current term. As such, the Company has classified these loans as long-term until such time as management will no longer extend the loans. Of the total loan due, $522,060, $364,444 and $1,582,000 are repayable in December 2012, May 2013 and June 2013, respectively. The Company assessed the loans for potential impairment but did not identify any impairment as of June 30, 2012 or December 31, 2011. However, the Company has recorded a general loan reserve of $74,055 and $98,285 as of June 30, 2012 and December 31, 2011, respectively, which is included in general and administrative expenses (see Note 7 for the policy for determining the loan reserve).

9.	Amounts due from/to related parties

	As of	As of
	June 30,	December 31,
	2012	2011
Amounts due from related party
Changzhou Best Changlong International Trade Company Limited (“Changzhou Best Changlong”)	$321,363	$405,555
Provision for the amounts due from related party	(9,641)	(12,165)
	$311,722	$393,390

Amounts due to related parties
Ms. Xueqin Wang	$791,000	$785,500
Jiangsu Dachao Electronic Vehicle Technology Company Limited (“Jiangsu Daochao”)	-	60,539
	$791,000	$846,039

The amounts due to and due from related parties are interest-free, unsecured and repayable on demand. All the related parties are controlled by certain family members of the officers of the Company. The Company assessed the amounts due from related party for potential impairment and recorded a reserve of $9,641 and $12,165 as of June 30, 2012 and December 31, 2011, respectively (see Note 7 for the policy for determining the loan reserve)

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

10.	Property, plant and equipment, net
		As of	As of
		June 30,	December 31,
		2012	2011
	Cost :
	Buildings	$3,994,390	$3,843,269
	Plant and machinery	6,550,644	5,828,698
	Motor vehicles	1,704,618	473,512
	Office equipment	242,503	305,586

		12,492,155	10,451,065
	Accumulated depreciation	(3,391,604)	(2,862,867)
	Construction in progress	8,669	8,609

	Property, plant and equipment, net	$9,109,220	$7,596,807

	As of June 30, 2012 and December 31, 2011, property and plant with net book values of $1,348,695 and $1,737,163, respectively, were pledged as collateral under certain loan arrangements.

11.	Intangible assets, net
		As of	As of
		June 30,	December 31,
		2012	2011

	Cost	$3,164,000	$3,142,000
	Accumulated amortization	(237,300)	(157,100)

	Intangible assets, net	$2,926,700	$2,984,900

Intangible assets represent the brand name of “Niconia” for LEV’s purchased for a total consideration of RMB 20 million. The Company acquired the brand in January 2011 for which $2,757,587 has been paid and the remaining $404,413 is due in 2012. The brand name is amortized on the straight-line basis over the estimated useful life of 20 years. Amortization for the six months ended June 30, 2012 amounted to $79,050. The estimated amortization expense for each of the next five years is $158,100 per year.

12.	Land use rights, net
		As of	As of
		June 30,	December 31,
		2012	2011

	Cost	$1,165,097	$1,156,995
	Accumulated amortization	(116,565)	(104,181)

		$1,048,532	$1,052,814

The Company obtained the rights from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. As of June 30, 2012 and December 31, 2011, land use rights with net book value of $1,048,532 and $1,052,814, respectively, were pledged as collateral under certain loans agreements. Amortization for the six months ended June 30, 2012 and 2011 amounted to $11,647 and $11,278, respectively. The estimated amortization expense for each of the next five years is approximately $23,000 per year.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

13.	Accrued liabilities and other payables
		As of	As of
		June 30,	December 31,
		2012	2011
	Salaries and welfare payable	$284,588	$665,511
	Receipt in advance from customers	555,634	532,345
	Value-added tax and other taxes payable	1,687,631	980,839
	Other payables	1,539	1,539
	Provisions for guaranteed loans (Note 17)	257,550	255,759

		$2,786,942	$2,435,993

14.	Short-term bank loans
		As of	As of
		June 30,	December 31,
		2012	2011

	Secured bank loans	$4,132,184	$4,103,452
	Unsecured bank loans	5,538,582	7,071,071

		$9,670,766	$11,174,523

	All bank loans are repayable within one year.

The bank loans as of June 30, 2012 and December 31, 2011 bear interest rates from 6.10% to 9.72% and 6.10% to 9.72%, respectively, and are due at various dates through December 2012.

Certain short-term bank loans were secured by the Company’s buildings and land use rights. The unsecured bank loans as of June 30, 2012 and December 31, 2011 were guaranteed by Mr. and Mrs. Shi and three non-related parties. Each of the aforementioned parties did not receive any compensation for acting as guarantors for the Company. During the reporting periods, there were no covenant requirements under the bank loans granted to the Company.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

15.	Income tax

United States

The Company is subject to the United States of America federal tax rate of 34%. No provision for US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of June 30, 2012 and December 31, 2011, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Best Green BVI was incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

PRC

Best Green Changzhou and the VIEs, which are established in the PRC, are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25% on their assessable profits for the six months ended June 30, 2012 and 2011.

The tax benefit related to income (loss) is computed at an estimated annual effective rate. The estimated rate is applied to the year-to-date ordinary income (or loss) at the end of each interim period to compute the year-to-date tax (or benefit) applicable to ordinary income (or loss). The ultimate realization of benefits of the Company’s deferred tax assets has some uncertainty, accordingly, the Company has recorded a valuation allowance to reduce some of these benefits as of June 30, 2012 and December 31, 2011 of $231,091 and $450,496, respectively. The change in valuation allowance was $230,945 for the six months ended June 30, 2012.

16.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a certain percentage of the employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the consolidated statements of operations and comprehensive income (loss). The Company contributed $42,339 and $29,494 during the six months ended June 30, 2012 and 2011, respectively.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

17.	Commitments and contingencies

Capital commitment

As of June 30, 2012 and December 31, 2011, the Company had capital commitments amounting to $94,129 and $590,382, respectively, with respect to the acquisition of property, plant and equipment that were contracted for but not provided in the consolidated financial statements. Such commitments will be recorded to the financial statements when the property, plant and equipment is received.

Contingencies

As of June 30, 2012 and December 31, 2011, the Company acted as a guarantor for bank loans granted to certain business associates totaling $6,438,740 and $6,393,970, respectively. The maximum amount that can be drawn on these guaranteed loans is $9,286,340 at June 30, 2012 and these guarantees expire at various times through November 2012. None of the Company’s directors or executive officers are involved in the normal operations or have invested in the business of the guaranteed business associates.

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

Management has assessed the fair value of the obligations arising from the above financial guarantees and recognized a liability of $257,550 and $255,759 as of June 30, 2012 and December 31, 2011, respectively.

18.	Related party transactions

Apart from the transactions and information as disclosed in notes 8 and 9 to the consolidated financial statements, the Company had the following transactions with its related parties during the three and six months ended June 30, 2012 and 2011, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales of goods to Changzhou Best Changlong	$133,771	$197,021	$173,586	$412,243

The Company believes that the terms obtained and consideration received in connection with the transactions described above were not less favorable than those that would have been obtained by the Company in arm’s-length transactions with an unrelated party.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximate fair value.

Restricted cash: The carrying amounts of restricted cash approximate fair value.

Loans, net: Fair values of loans to third parties and related parties are estimated using discounted cash flow analysis, using interest rates currently being offered by the People’s Bank of China for loans with similar terms to borrowers. The resulting amounts are utilized to adjust the loan reserve. Fair values for non-performing loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

Short-term bank loans: The carrying amounts of short-term bank loans approximate fair value.

Bills Payable: The carrying amounts of bills payable approximate fair value.

Off-balance-sheet commitment and contingency: Fair values of the obligations arising from the financial guarantees for third party loans are estimated using discounted cash flow analysis, using interest rates currently being offered by the People’s Bank of China for the guaranteed loans with similar terms to borrowers. The resulting amounts are utilized to adjust the guarantee obligation provision.

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s consolidated balance sheets are as follows (in US dollars):

	June 30, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets

Cash and cash equivalents	$382,815	$382,815	$1,013,733	$1,013,733
Restricted cash	13,701,702	13,701,702	10,597,967	10,597,967
Loans to third parties and related party, net	5,770,437	5,940,498	6,530,399	6,696,991

Financial liabilities
Short-term bank loans	9,670,766	9,670,766	11,174,523	11,174,523
Bills payable	26,395,670	26,395,670	20,022,395	20,022,395
Obligations of guarantees for third party loans	257,550	257,550	255,759	255,759

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

20.	Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the reportable segments. Management, including the chief operating decision maker, reviews the operating results solely by monthly revenue of cryogen-free refrigerators, cable products and light electric vehicles of the Company. As such, the Company has determined that there are three operating segments as defined by FASB ASC 280 “Segment Reporting”: Cryogen-free refrigerators, cable products and light electric vehicles.

	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales revenue
Cryogen-free refrigerators	$811,265	$1,672,771	$1,541,810	$2,314,160
Cable products	5,402,255	3,476,229	9,906,531	5,496,792
Light electric vehicles	4,643,536	2,769,897	8,261,220	3,382,196

	$10,857,056	$7,918,897	$19,709,561	$11,193,148

	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Operating income
Cryogen-free refrigerators	$134,696	$8,092	$45,780	$(54,157)
Cable products	345,188	67,465	362,224	(128,639)
Light electric vehicles	439,017	(19,726)	961,719	(79,152)

	$918,901	$55,831	$1,369,723	$(261,948)

			June 30,	December 31,
			2012	2011

Assets
Cryogen-free refrigerators			$10,233,144	$9,960,843
Cable products			23,930,570	21,226,882
Light electric vehicles			17,907,210	11,842,052

			$52,070,924	$43,029,777

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
 (Unaudited)

20.	Segment information (cont’d)

Reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Total consolidated revenue	$10,857,056	$7,918,897	$19,709,561	$11,193,148

Total profit (loss) for reportable segments	$918,901	$55,831	$1,369,723	$(261,948)
Unallocated amounts relating to operations:
Interest income	(22,569)	98,970	-	195,211
Unallocated expenses	(17,787)	(211,835)	(152,124)	(311,925)

Income (loss) before income taxes	$878,545	$(57,034)	$1,217,599	$(378,622)

	As of	As of
	June 30,	December 31,
	2012	2011
Assets

Total assets for reportable segments	$52,070,924	$43,029,777
Amounts due from related parties	311,722	393,390
Loans to third parties	3,375,988	3,352,514
Loans to a related party	2,394,449	3,177,885
Long-term equity investment	172,965	171,763
Other	1,540	1,541

	$58,327,588	$50,126,870

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

20.	Segment information (cont’d)

	All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

		Three months ended		Six months ended
		June 30		June 30
		2012	2011	2012	2011

	PRC	$6,994,571	$5,069,919	$13,200,443	$7,069,815
	Hong Kong	847,921	760,077	1,402,738	1,042,017
	United States of America	1,353,395	716,747	2,118,746	1,006,332
	Taiwan	619,374	248,790	900,157	472,585
	United Kingdom	20,307	89	22,634	10,463
	Japan	307,267	515,007	561,972	573,178
	Netherland	36,027	105,386	203,635	120,114
	Australia	366,792	75,171	584,350	241,187
	France	189,471	54,221	398,228	100,095
	Others	121,931	373,490	316,658	557,362

	Total	$10,857,056	$7,918,897	$19,709,561	$11,193,148

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview of our Business

We manufacture and distribute clean technology-based consumer products, including light electric vehicles, or LEVs, and cryogen-free refrigerators. We also manufacture and distribute network and High-Definition Multimedia Interface, or HDMI, cables. We sell some of our products under our own brand name of “BEST” and the balance of our products as an original equipment manufacturer, or OEM, for other companies, who are our customers. On January 25, 2011, we acquired the “NICONIA LEV” brand name and retail sales network, which we believe will complement our line of LEVs.

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

Recent Developments

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second quarter of 2012:

  Revenues: Revenues were $10,875,056 for the three months ended June 30, 2012, an increase of $2,938,159, or 37.10%, from $7,918,897 for the same period of last year.

  Gross profit and margin: Gross profit was $2,312,997 for the three months ended June 30, 2012, an increase of $774,207, or 50.31%, from $1,538,790 for the same period last year. Gross margin was 21.30% for the three months ended June 30, 2012, as compared to 19.43% for the same period of last year.

  Net income (loss): Net income was $811,291 for the three months ended June 30, 2012, an increase of $829,738 from a net loss of $18,447 for the same period of last year.

  Fully diluted net income (loss) per share: Fully diluted net profit per share for the three months ended June 30, 2012 was $0.034, as compared to a net loss per share of $0.001 for the same period of last year.

Reportable Operating Segments

We use the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance as the source for determining the reportable segments. Management, including the chief operating decision maker, reviews the operating results solely by monthly revenue of cryogen-free refrigerators, cable products and LEVs. As such, the Company has determined that there are three operating segments as defined by FASB ASC 280 “Segment Reporting”: Cryogen-free refrigerators, cable products and LEVs. See Note 20 “Segment Information” to the consolidated financial statements included elsewhere in this report.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and June 30, 2011 (unaudited)

The following table shows key components of our results of operations during the three months ended June 30, 2012 and 2011, in both dollars and as a percentage of our total revenues.

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$10,857,056	100.00	$7,918,897	100.00
Cost of revenues	8,544,059	78.70	6,380,107	80.57
Gross profit	2,312,997	21.30	1,538,790	19.43
Operating expenses
General and administrative expenses	758,498	6.99	1,010,091	12.76
Selling expenses	515,819	4.74	446,310	5.63
Total operating expenses	1,274,317	11.73	1,456,401	18.39
Income (loss) from operations	1,038,680	9.57	82,389	1.04
Non-operating income (expense)
Interest income	63,985	0.59	127,822	1.61
Interest expenses	(235,517)	(2.17)	(174,909)	(2.20)
Other income (loss), net	11,397	0.10	(92,336)	(1.17)
Total non-operating income (expense)	(160,135)	(1.48)	(139,423)	(1.76)
Income (loss) before income taxes	878,545	8.09	(57,034)	(0.72)
Income tax expense (benefit)	67,254	0.62	38,587	0.49
Net income (loss)	811,291	7.47	(18,447)	(0.23)
Foreign currency translation adjustments	3,324	0.03	92,804	1.17
Total comprehensive income (loss)	$814,615	7.50	$74,357	0.94

Revenues. Our revenues increased by $2,938,159, or 37.10%, to $10,857,056 in the three months ended June 30, 2012, from $7,918,898 in the same period in 2011. The increase was due primarily to an increase in sales of cable products, and LEVs. Revenue of cable products increased by 55.41%, from $3,476,229 in the three months ended June 30, 2011 to $5,402,255 in the three months ended June 30, 2012. The increase was a result of our effort to maintain the long-term relationship with our main customers; in addition to 2011’s new domestic and foreign customers, whose demand had increased year over year. We experienced a substantial increase in LEV sales of $1,873,639, or 67.64%, from $2,769,897 in the three months ended June 30, 2011 to $4,643,536 in the three months ended June 30, 2012. The increase was a result from established stable relationships with several distributors and our Niconia brand name that has been well recognized in the local market. However, revenue of refrigerators decreased by $801,506, 51.50%, from $1,672,771 in the three months ended June 30, 2011 to $811,265 in the three months ended June 30, 2012. The decrease was mainly due to the reduced demand.

On a geographic basis, revenues generated from China was $6,994,571, or 64.42% of the total revenues, for the three months ended June 30, 2012, as compared to $5,069,919, or 64.03% of the total revenues, for the same period in 2011. The increase was mainly resulted from our efforts to expand product penetration into the LEV market, most of which were sold in China. Revenues generated from outside of China was $3,862,485, or 35.58% of the total revenues, compared to $2,848,978, or 35.97% of the total revenues for the three months ended June 30, 2012 and 2011, respectively. The increase was mainly resulted from our efforts to expand product penetration into new and existing markets and foster acceptance of our products in the international markets.

The following table sets forth revenues by business segment and by geography for the three months ended June 30, 2012 and 2011.

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
		% of		% of
	Amount	Revenues	Amount	Revenues
Segment Data
Cryogen-free refrigerators	$811,265	7.47	$1,672,771	21.12
Cable products	5,402,255	49.76	3,476,229	43.90
LEVs	4,643,536	42.77	2,769,897	34.98
	$10,857,056	100.00	$7,918,897	100.00

Geographic Data
PRC	$6,994,571	64.42	$5,069,919	64.03
Hong Kong	847,921	7.81	760,077	9.60
United States of America	1,353,395	12.47	716,747	9.05
Taiwan	619,374	5.70	248,790	3.14
United Kingdom	20,307	0.19	89	0.00
Japan	307,267	2.83	515,007	6.50
Netherland	36,027	0.33	105,386	1.33
Australia	366,792	3.38	75,171	0.95
France	189,471	1.75	54,221	0.68
Others	121,931	1.12	373,490	4.72
	$10,857,056	100.00	$7,918,897	100.00

Cost of revenues. Cost of revenues consists primarily of materials costs, wages, employee compensation, depreciation and amortization and other costs, which are directly attributable to the production of products. Our cost of revenues increased by $2,163,952, or 33.92%, to $8,544,059 in the three months ended June 30, 2012, from $6,380,107 in the same period in 2011. As a percentage of revenues, our cost of revenues decreased from 80.57% in the three months ended June 30, 2011 to 78.70% in the three months ended June 30, 2012. Though the Company had experienced a decrease in the sales of refrigerators, overall sales increased. The increase of cost of sales is in line with the increase of the total sales.

Gross profit. Our gross profit is the difference between our revenue and our cost of revenues. Our gross profit increased by $774,207, or 50.31%, to $2,312,997 in the three months ended June 30, 2012, from $1,538,790 in the same period in 2011. Gross profit as a percentage of revenue was 21.30% and 19.43% for the three months ended June 30, 2012 and 2011, respectively.

LEV sales expanded significantly in the second quarter of 2012 compared to that in the same period of 2011. Accordingly, we have established a group of selective and stable suppliers with whom we have negotiated competitive prices based on long-term relationships. Thus, the cost of LEV materials will be more manageable and will ultimately reduce costs of revenues accordingly.

General and administrative expenses. General and administrative expenses consist primarily of office expenses, professional fees, certain reserves and provisions, entertainment, traveling expenses, staff welfare, labor protection and salaries and wages which are incurred at the administrative level. Our general and administrative expenses decreased by $251,593, or 24.91%, to $758,498 in the three months ended June 30, 2012, from $1,010,091 in the same period in 2011. Such decrease is mainly because in the second quarter of 2011, the Company assessed additional bad debt reserve, while in 2012, no such provision was necessary.

Selling expenses. Selling expenses consist primarily of advertising, salaries and shipping costs incurred in connection with selling activities. Our selling expenses increased by $69,509, or 15.57%, to $515,819 in the three months ended June 30, 2012, from $446,310 in the same period in 2011. The increase was primarily attributable to increased spending on marketing and exhibitions for all products lines by $75,056.

Interest expenses. Our interest expenses increased by $60,608, or 34.65%, to $235,517 for the three months ended June 30, 2012, from $174,909 for the same period in 2011. Such increase was mainly due to an increase in bank loans and increased loan interest rates.

Net income (loss). As a result of the factors described above, we generated a net profit of $811,291 in the three months ended June 30, 2012, an increase of $829,738, from a net loss of $18,447 in the three months ended June 30, 2011.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011 (unaudited)

The following table shows key components of our results of operations during the six months ended June 30, 2012 and 2011, in both dollars and as a percentage of our total revenues.

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
		% of
	Amount	Revenues	Amount	% of Revenues
Revenues	$19,709,561	100.00	$11,193,148	100.00
Cost of revenues	15,915,371	80.75	9,084,878	81.16
Gross profit	3,794,190	19.25	2,108,270	18.84
Operating expenses:
General and administrative expenses	1,354,563	6.87	1,672,707	14.94
Selling expenses	823,519	4.18	659,994	5.90
Total operating expenses	2,178,082	11.05	2,332,701	20.84
Income (loss) from operations	1,616,108	8.20	(224,431)	(2.00)
Non-operating income (expense)
Interest income	86,554	0.44	239,097	2.14
Interest expenses	(468,340)	(2.38)	(329,353)	(2.94)
Other income (loss), net	(16,723)	(0.08)	(63,975)	(0.57)
Total non-operating income (expense)	(398,509)	(2.02)	(154,231)	(1.37)
Income (loss) before income taxes	1,217,599	6.18	(378,662)	(3.37)
Income tax expense (benefit)	67,254	0.34	(38,587)	(0.34)
Net income/(loss)	1,150,345	5.84	(340,075)	(3.03)
Foreign currency translation adjustments	26,914	0.14	118,429	1.06
Total comprehensive income/(loss)	$1,177,259	5.98	$(221,646)	(1.97)

Revenues. Our revenues increased by $8,516,413, or 76.09%, to $19,709,561 in the six months ended June 30, 2012, from $11,193,148 in the same period in 2011. The increase was due primarily to an increase in sales of cable products and LEVs. Revenue of cable products increased by 80.22%, from $5,496,792 in the six months ended June 30, 2011 to $9,906,531 in the six months ended June 30, 2012. The increase was a result of our effort to maintain the long-term relationship with our main customers, in addition to 2011’s new and domestic customers, whose demand had increased year over year. We experienced a substantial increase in LEV sales of $4,879,024, or 144.26%, from $3,382,196 in the six months ended June 30, 2011 to $8,261,220 in the six months ended June 30, 2012. The increase was a result from established stable relationships with several distributors and our Niconia brand name that has been well recognized in the local market. However, revenue of refrigerators decreased by $772,350, or 33.37%, from $2,314,160 in the six months ended June 30, 2011 to $1,541,810 in the six months ended June 30, 2012. The decrease was mainly due to the reduced demand.

On a geographic basis, revenues generated from China was $13,200,443, or 66.97% of the total revenues, for the six months ended June 30, 2012, as compared to $7,069,815, or 63.16% of the total revenues, for the same period in 2011. The increase mainly resulted from our efforts to expand product penetration into the LEV market, most of which were sold in China. Revenues generated from outside of China was $6,509,118, or 33.03% of the total revenues, compared to $4,123,333, or 36.84% of the total revenues for the six months ended June 30, 2012 and 2011, respectively. The increase was mainly resulted from our efforts to expand product penetration into new and existing markets and foster acceptance of our products in the international markets.

The following table sets forth revenues by business segment and by geography for the six months ended June 30, 2012 and 2011.

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
		% of		% of
	Amount	Revenues	Amount	Revenues
Segment Data
Cryogen-free refrigerators	$1,541,810	7.82	$2,314,160	20.67
Cable products	9,906,531	50.27	5,496,792	49.11
LEVs	8,261,220	41.91	3,382,196	30.22
	$19,709,561	100.00	$11,193,148	100.00

Geographic Data
PRC	$13,200,443	66.97	$7,069,815	63.16
Hong Kong	1,402,738	7.12	1,042,017	9.31
United States of America	2,118,746	10.75	1,006,332	8.99
Taiwan	900,157	4.57	472,585	4.22
United Kingdom	22,634	0.11	10,463	0.09
Japan	561,972	2.85	573,178	5.12
Netherland	203,635	1.03	120,114	1.07
Australia	584,350	2.96	241,187	2.16
France	398,228	2.02	100,095	0.90
Others	316,658	1.62	557,362	4.98
	$19,709,561	100.00	$11,193,148	100.00

Cost of revenues. Cost of revenues consists primarily of materials costs, wages, employee compensation, depreciation and amortization and other costs, which are directly attributable to the production of products. Our cost of revenues increased by $6,830,493, or 75.19%, to $15,915,371 in the six months ended June 30, 2012, from $9,084,878 in the same period in 2011. As a percentage of revenues, our cost of revenues decreased from 81.16% in the six months ended June 30, 2011 to 80.75% in the six months ended June 30, 2012. Though the Company experienced a decrease in the sales of refrigerators, overall sales increased. The increase of cost of sales is in line with the increase of the total sales.

Gross profit. Our gross profit is the difference between our revenues and our cost of revenues. Our gross profit increased by $1,685,920, or 79.97%, to $3,794,190 in the six months ended June 30, 2012, from $2,108,270 in the same period in 2011. Gross profit as a percentage of revenue was 19.25% and 18.84% for the six months ended June 30, 2012 and 2011, respectively.

LEV sales expanded significantly during the first two quarters of 2012 compared to that in the same period of 2011. Accordingly, we have established a group of selective and stable suppliers with whom we have negotiated competitive prices based on long-term relationships. Thus, the cost of LEV materials will be more manageable and will ultimately reduce our costs of revenues accordingly.

General and administrative expenses. General and administrative expenses consist primarily of office expenses, professional fees, certain reserves and provisions, entertainment, traveling expenses, staff welfare, labor protection and salaries and wages which are incurred at the administrative level. Our general and administrative expenses decreased by $318,144, or 19.02%, to $1,354,563 in the six months ended June 30, 2012, from $1,672,707 in the same period in 2011. Such decrease was mainly due to that in the second quarter of 2011, the Company assessed additional bad debt reserve of $406,974, while in 2012, no such provision was necessary. Also audit fee increased by 71,055, from $40,911 in the six month ended 2011 to $111,966 in the same period in 2012.

Selling expenses. Selling expenses consist primarily of advertising, salaries and shipping costs incurred in connection with selling activities. Our selling expenses increased by $163,525, or 24.78%, to $823,519 in the six months ended June 30, 2012, from $659,994 in the same period in 2011. The increase was primarily attributable to increased spending on marketing and exhibitions for all products lines by $75,056 and travelling expenses by $19,535.

Interest expenses. Our interest expenses increased by $138,987, or 42.20%, to $468,340 for the six months ended June 30, 2012, from $329,353 for the same period in 2011. Such increase was mainly due to increased loan interest rates.

Net income (loss). As a result of the factors described above, we generated a net profit of $1,150,345 in the six months ended June 30, 2012, an increase of $1,490,420, from a net loss of $340,075 in the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $382,815, primarily consisting of cash on hand and demand deposits. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Six months ended June 30,
	2012	2011
Net cash used in operating activities	$(1,147,592)	$(2,553,188)
Net cash used in investing activities	(4,077,225)	(8,583,664)
Net cash provided by financing activities	4,587,215	12,759,622
Effects of exchange rate change in cash	6,684	39,754
Net (decrease) increase in cash and cash equivalents	(630,918)	1,662,524
Cash and cash equivalents at beginning of the period	1,013,733	1,080,787
Cash and cash equivalent at end of the period	$382,815	$2,743,311

Operating Activities

Net cash used in operating activities was $1,147,592 for the six months ended June 30, 2012, as compared to $2,553,188 for the same period in 2011. The decrease was primarily attributable to (i) an increase in net income by $1,490,420, (ii) a decrease in inventories of $1,308,751, (iii) a decrease in prepayments to suppliers by $1,023,523, (iv) an increase in payables (including accounts payable, accrued liabilities and other payables, and income tax payable) of $1,260,495, and (v) a decrease in accounts receivable $3,301,560.

Investing Activities

Net cash used in investing activities was $4,077,225 for the six months ended June 30, 2012, as compared to $8,583,664 for the same period in 2011. The decrease in net cash used in investing activities was mainly attributable to (i) an increase in spending on property, plant and equipment by $998,320, (ii) a decrease in spending on intangible assets by $2,184,376, and (iii) a decrease in restricted cash deposit requirements of $3,130,068.

Financing Activities

Net cash provided by financing activities was $4,587,215 for the six months ended June 30, 2012, as compared to $12,759,622 for the same period in 2011. The decrease was mainly attributable to (i) a decrease in bills payable of $4,908,885, and (ii) a decrease in bank loans of $3,112,000.

Loan Commitments

As of June 30, 2012, we are party to several loan and bill acceptance agreements as follows:

Loan Agreements:

  Loan Agreement between Best Appliance and Wujin Rural Commercial Bank for a loan with a total amount available to borrow of RMB1,450,000 (approximately $229,400). The loan matures on May 20, 2013. The annual interest rate is 8.364%. The amount outstanding at June 30, 2012 was $229,390.

  Loan Agreements between Best Cable and Wujin Agriculture Bank, pursuant to which we renewed the loan of RMB3,000,000 (approximately $474,600) in June 2012, for a term maturing February 10, 2013. The annual interest rate is 7.572%. We borrowed RMB5,000,000 (approximately $791,000) in January 2012, for a term maturing October 20, 2012. The annual interest rate is 7.216%. The amount outstanding at June 30, 2012 was $1,265,600.

  Loan Agreement between Best Cable and Wujin ICBC for a loan with a total amount available to borrow of RMB17, 000,000 (approximately $2,689,400). The loan will mature in October 26, 2012. The annual interest rate is 6.56%. The amount outstanding at June 30, 2012 was $2,689,400.

  Loan Agreement between Best Appliances and Wujin Rural Commercial Bank for a loan with a total amount available to borrow of RMB19,670,000 (approximately $3,111,800). The annual interest rate ranges is 9.72% and the loan will mature in November 18, 2012. The amount outstanding at June 30, 2012 was $3,111,794.

  Loan Agreement between Best Appliance and Wujin Rural Commercial Bank for a loan with a total amount available to borrow of RMB5,000,000 (approximately $791,000). The loan matures on April 25, 2012 and was extended to March 20, 2013. The annual interest rate is 8.748%. The amount outstanding at June 30, 2012 was $791,000.

  Loan Agreement between Best Cable and Pudong Development Bank Changzhou Branch for a loan with a total amount available to borrow of RMB 10,000,000 (approximately $1,582,000). The loan matured on December 14, 2012. The annual interest rate is 8.20%. The amount outstanding at June 30, 2012 was $1,582,000.

  Loan Agreement between Best Appliance and Wujin ICBC for a loan with a total amount available to borrow of RMB10,000 (approximately $1,600). The loan will mature in August 29, 2012. The annual interest rate is 6.1%. The amount outstanding at June 30, 2012 was $1,582.

Certain bank loans are secured by our buildings and land rights. Other unsecured bank loans were guaranteed by Mr. Shi, our Chairman and Chief Executive Officer, his wife Ms. Xueqin Wang, and three non-related parties.

Bill Acceptance Agreements:

  Commercial Bill Acceptance Agreement, between Best Cable and Pudong Development Bank Changzhou Branch, pursuant to which the bank provided commercial bills with a total amount of RMB40,000,000 (approximately $6,328,000) at June 30, 2012. The agreement matures on January 10, 2013; however, the bills payable June 30, 2012 become due at various times through September 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at June 30, 2012 was $6,328,000.

  Commercial Bill Acceptance Agreement, between Best Cable and Communication Bank Fangzhicheng Subbranch, pursuant to which the bank provided commercial bills with a total amount of RMB10,000,000 (approximately $1,582,000) at June 30, 2012. The agreement matured on March 23, 2013. The bills payable at June 30, 2012 become due at various times through September 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at June 30, 2012 was $1,582,000.

  Commercial Bill Acceptance Agreement, between Best Cable and Wujin Agricultural Bank, pursuant to which the bank provided two commercial bills with a total amount available to borrow of RMB7,000,000 (approximately $1,107,400) at June 30, 2012. The agreement matures on December 13, 2012, guaranteed by our CEO Mr. Shi, Ms. Wang, and KK Lighting, an unrelated party. The bills payable at June 30, 2012 become due at various times through November 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at June 30, 2012 was $1,107,400.

  Bank Acceptance Agreement, between Best Appliance and Wujin Rural Commercial Bank pursuant to which the bank provided a bill with a total amount of RMB24,000,000 (approximately $3,796,800) at June 30, 2012. The agreement matures on May 8, 2014. The bills payable at June 30, 2012 become due at various times through December 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at June 30, 2012 was $3,796,800.

  Bank Acceptance Agreement, between Best Appliance and China Minsheng Bank Changzhou Branch pursuant to which the bank provided a bill with a total amount of RMB14,000,000 (approximately $2,214,800) at June 30, 2012. The agreement matures on March 28, 2013. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at June 30, 2012 was $2,214,800.

  Bank Acceptance Agreement, between Best Cable and Wujin Construction Bank pursuant to which the bank provided a bill with a total amount available to borrow of RMB10,000,000 (approximately $1,582,000) at June 30, 2012. The agreement matures on January 14, 2014. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at June 30, 2012 was $1,582,000.

  Bank Acceptance Agreement, between Best Appliance and Jiangsu Bank University Subbranch pursuant to which the bank provided a bill with a total amount of RMB61,850,000 (approximately $9,784,000) at June 30, 2012. The agreement matures on December 14, 2012; however, the bills payable at June 30, 2012 become due at various times through December 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at June 30, 2012 was $9,784,670.

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2012 and 2011 were $1.97 million and $3.15 million, respectively, representing the total amount of investment activities. Our capital expenditures during the six months ended June 30, 2012 consisted of capital expenditures relating to certain equipment and improvements of office buildings and workshops, as compared to the same period in 2011, when we made payments to acquire of the Niconia LEV brand and certain equipment

Going Concern

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank loans and equity contributions by stockholders. We believe that cash on hand and cash flow from operations will meet a portion of our present cash needs and that we will require additional cash resources, including equity investment, to meet expected capital expenditures and working capital requirements for the next 12 months. If our own financial resources are insufficient to satisfy capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to stockholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by management to raise additional funds on terms favorable to us, or at all, could limit our ability to expand business operations and could harm overall business prospects. We currently do not have any agreements to extend or refinance the debts beyond a one year term. In addition, the Company has a negative cash flow from operations of $1,147,592 for the six months ended June 30, 2012. As a result of these factors, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to that might result from the outcome of this uncertainty.

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

As of June 30, 2012 and December 31, 2011, we had capital commitments amounting to $94,129 and $590,382, respectively, with respect to the acquisition of property, plant and equipment that were contracted for but not provided in the consolidated financial statements. Such commitments will be recorded to the financial statements when the property, plant and equipment is received.

As of June 30, 2012 and December 31, 2011, we acted as a guarantor for bank loans granted to certain business associates totaling $6,438,740 and $6,393,970, respectively. The maximum amount that can be drawn on these guaranteed loans is $9,286,340 at June 30, 2012 and these guarantees expire at various times through May 2013. None of our directors or executive officers are involved in the normal operations or have invested in the business of the guaranteed business associates. All the business associates have a healthy record of paying back the loans in a timely manner.

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

Management has assessed the fair value of the obligation arising from the above financial guarantees and recognized $257,550 and $255,759 as of June 30, 2012 and December 31, 2011, respectively, which is included in accrued liabilities and other payables in the consolidated financial statements.

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

See Note 2 to our unaudited consolidated financial statements included elsewhere in this report.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jianliang Shi, and Chief Financial Officer, Ms. Jianfeng Xu, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon, and as of the date of this evaluation, Mr. Shi and Ms. Xu, determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2011, our disclosure controls and procedures were still not effective as of June 30, 2012. We are in the process of remediating the material weaknesses as of June 30, 2012. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, our management identified material weakness related to (1) our failure to record adequate loan reserves and guaranty loan reserves which were not in compliance with US GAAP; (2) our entering into certain prohibitive transactions, as defined by the Sarbanes-Oxley Act, with an officer of one of our variable interest entities, where Company funds were commingled with personal accounts for various periods of time resulting in loans to officers. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2012, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the second quarter of 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during second quarter.

No repurchases of our common stock were made during the second quarter of 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August[*], 2012

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