Form 10-Q
period 2012-09-30
China Green Energy Industries, Inc.
filed 2012-11-14
CIK 1448776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	23,625,911

Quarterly Report on Form 10-Q
Period Ended September 30, 2012

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA GREEN ENERGY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)
Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	2
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2012 and 2011 (unaudited)	3
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011(unaudited)	4
Notes to Consolidated Financial Statements	5-23

China Green Energy Industries, Inc.
Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2012	2011
	(unaudited)	(*)

ASSETS
Current assets
Cash and cash equivalents	$2,053,800	$1,013,733
Restricted cash - Note 3	13,247,810	10,597,967
Accounts receivable, net - Note 4	6,623,964	9,701,036
Prepayments to suppliers	10,883,229	5,156,586
Inventories, net - Note 6	6,812,360	4,682,271
Loans to third parties, net - Note 7	3,369,586	3,352,514
Loans to a related party, net - Note 8	1,656,257	3,177,885
Amounts due from a related party, net - Note 9	354,931	393,390
Deferred tax assets	143,783	166,378
Other current assets - Note 5	11,845	-

Total current assets	45,157,565	38,241,760

Long-term equity investment	172,637	171,763
Property, plant and equipment, net - Note 10	8,924,862	7,596,807
Intangible assets, net - Note 11	2,881,675	2,984,900
Land use rights, net - Note 12	1,040,727	1,052,814
Deferred tax assets	343,276	78,826

TOTAL ASSETS	$58,520,742	$50,126,870

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable	$10,925,770	$9,676,706
Bills payable - Note 3	25,469,270	20,022,395
Accrued liabilities and other payables - Note 13	3,380,196	2,435,993
Income taxes payable	2,491,278	2,246,718
Amounts due to related parties - Note 9	789,500	846,039
Short-term bank loans - Note 14	10,756,148	11,174,523

Total current liabilities	53,812,162	46,402,374

TOTAL LIABILITIES	53,812,162	46,402,374

COMMITMENTS AND CONTINGENCIES - Notes 14 and 17

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value 100,000,000 shares authorized; 23,625,911 shares issued and outstanding at September 30, 2012 and December 31, 2011	2,362	2,362
Additional paid-in capital	1,502,165	1,502,165
Accumulated other comprehensive income	409,507	391,073
Retained earnings	2,794,546	1,828,896

TOTAL STOCKHOLDERS’ EQUITY	4,708,580	3,724,496

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,520,742	$50,126,870

(*) Derived from audited financial statements

See the accompanying notes to consolidated financial statements

China Green Energy Industries, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three months ended		Nine months ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2012	2011	2012	2011

Revenues	$7,439,499	$7,086,769	$27,149,060	$18,279,917
Cost of revenues	(6,252,646)	(6,188,981)	(22,168,017)	(15,273,859)
Gross profit	1,186,853	897,788	4,981,043	3,006,058

Operating expenses
General and administrative expenses	(921,499)	(1,779,919)	(2,276,062)	(3,452,626)
Selling expenses	(404,814)	(151,599)	(1,228,333)	(811,593)
Total operating expenses	(1,326,313)	(1,931,518)	(3,504,395)	(4,264,219)
Income (loss) from operations	(139,460)	(1,033,730)	1,476,648	(1,258,161)

Non-operating income (expense)
Interest income	34,529	120,091	121,083	359,188
Interest expense	(201,485)	(209,698)	(669,825)	(539,051)
Other income, net	54,467	54,767	37,744	(9,208)
Total non-operating (expense)	(112,489)	(34,840)	(510,998)	(189,071)

Income (loss) before income taxes	(251,949)	(1,068,570)	965,650	(1,447,232)
Income tax expense (benefit)	(67,254)	(194,140)	-	(232,727)
Net income (loss)	(184,695)	(874,430)	965,650	(1,214,505)
Other comprehensive income (loss)
Foreign currency translation adjustments	(8,480)	64,855	18,434	170,865

Total comprehensive income (loss)	$(193,175)	$(809,575)	$984,084	$(1,043,640)
Earnings (loss) per share
- Basic	$(0.01)	$(0.04)	$0.04	$(0.05)
- Diluted	$(0.01)	$(0.04)	$0.04	$(0.05)

Weighted average number of shares outstanding
- Basic	23,625,911	23,625,911	23,625,911	23,567,940
- Diluted	23,625,911	23,625,911	23,625,911	23,567,940

See the accompanying notes to consolidated financial statements

China Green Energy Industries, Inc.
Consolidated Statements of Cash Flows

	Nine months ended September 30,
	(unaudited)
	2012	2011

Cash flows from operating activities
Net income (loss)	$965,650	$(1,214,505)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	951,696	597,960
Change in allowance for doubtful accounts	50,398	947,223
Change in allowance for inventory reserve	108,681	-
Change in allowance for loans	(48,841)	-
Change in deferred tax assets	(240,758)	(232,727)
Services paid by shares	-	193,000
Changes in operating assets and liabilities:
Accounts receivable	3,078,055	1,040,620
Prepayments to suppliers	(5,715,848)	(1,853,824)
Inventories	(2,216,261)	(2,756,147)
Other current assets	-	786,272
Accounts payable	1,200,547	(499,328)
Accrued liabilities and other payables	932,476	(554,474)
Income taxes payable	233,267	(64,523)
Total adjustments	(1,666,588)	(2,395,949)

Net cash used in operating activities	(700,938)	(3,610,454)

Cash flows from investing activities
Increase in restricted cash	(2,597,519)	(6,429,500)
Change in amounts due from related parties	41,739	-
Payments to acquire property, plant and equipment	(2,105,924)	(1,039,306)
Collections of loans to a related party	1,586,375	-
Collections of loans to third parties	-	71,148
Payments to acquire intangible assets	-	(2,207,204)

Net cash used in investing activities	(3,075,329)	(9,604,862)

Cash flows from financing activities
Change in amount due to related parties	(60,886)	486,081
Proceeds from short-term bank loans	5,760,680	13,231,680
Repayments of short-term bank loans	(6,236,260)	(12,615,680)
Increase in bills payable	5,348,301	11,473,000

Net cash provided by financing activities	4,811,835	12,575,081

Effect of foreign currency translation on cash and cash equivalents	4,499	152,749

Net increase (decrease) in cash and cash equivalents	1,040,067	(487,486)

Cash and cash equivalents - beginning of period	1,013,733	1,080,787

Cash and cash equivalents - end of period	$2,053,800	$593,301

Supplemental disclosures for cash flow information

Interest paid	$669,825	$539,051
Income taxes paid	$4,792	$18,666

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

Following the RTO and the VIE Arrangement, the Company, through the VIEs, is primarily engaged in the manufacture and distribution of clean technology-based consumer products, which consist of light electrical vehicles (“LEVs”), cryogen-free refrigerators, and network and HDMI cables. The Company operates manufacturing and distribution primarily in the PRC and sells some of their products under their own brand name of “BEST.” In 2011, the Company acquired the Niconia brand for which it sells certain LEV’s under.

Going concern

The Company has a negative cash flow from operations of $700,938 for the period ended September 30, 2012. To date, the Company has financed its operations primarily through cash flows from operations, augmented by short-term bank loans and equity contributions by stockholders. Management believes that cash on hand and cash flow from operations will meet a portion of the Company’s present cash needs and will require additional cash resources, including equity investment, to meet expected capital expenditures and working capital requirements for the next 12 months. The Company may, however, in the future, require additional cash resources due to changed business conditions, implementation of management’s strategy to expand its marketing efforts and increase brand awareness, or acquisitions the Company may decide to pursue. If the Company’s own financial resources are insufficient to satisfy capital requirements, the Company may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to the Company, if at all. Any failure by management to raise additional funds on terms favorable to the Company, or at all, could limit the Company’s ability to expand business operations and could harm overall business prospects. Management intends to re-finance the short-term debts with the existing lenders. However, the Company currently does not have any agreements to extend or re-finance the debt beyond the one-year terms. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2011 Annual Report on Form 10-K, filed April 16, 2012. The results of operations for the nine months ended September 30, 2012, are not necessarily indicative of the operating results for the full year.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, accounts receivable and other receivables. As of September 30, 2012 and December 31, 2011, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable.

During the reporting periods, one customer represented 10% or more of the Company’s revenues and one customer represented 10% or more of the Company’s accounts receivable as of September 30, 2012 and December 31, 2011.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of September 30, 2012 and December 31, 2011, most of the Company’s cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining balances of cash and cash equivalents were denominated in USD dollars (“USD”).

Accounts receivable and other receivables

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

Construction in progress mainly represents expenditures for the Company’s offices and factories under construction. All direct costs relating to the acquisition or construction of the Company’s offices and factories are capitalized as construction in progress. No depreciation is provided for construction in progress.

Intangible assets

The determination of fair value requires significant judgment and estimates, and the ultimate allocation of purchase price may change. Acquired intangibles with definite lives will be amortized on a straight-line basis over the remaining estimated economic useful life of the underlying assets. Intangible assets with indefinite lives are not amortized. The Company reviews its indefinite and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. The Company conducts an impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s purchased intangible assets may be less than its carrying amount. The Company assesses its long-lived assets for impairment and identified no such impairment loss as of September 30, 2012 and December 31, 2011.

The amortization is provided on the straight-line basis over the estimated useful life of intangible asset.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

2.	Summary of significant accounting policies (cont’d)

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with FASB ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets.” The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company did not identify any indicators that would require testing for impairment as of September 30, 2012 and December 31, 2011.

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

Selling expenses

Selling expenses consist primarily of advertising, traveling and transportation costs incurred during the selling activities.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

2.	Summary of significant accounting policies (cont’d)

Advertising and shipping

Advertising and shipping are expensed as incurred.

Advertising expenses amounting to $285,703 and $193,598 for the nine months ended September 30, 2012 and 2011, respectively, are included in selling expenses. Advertising expenses amounting to $95,915 and $43,360 for the three months ended September 30, 2012 and 2011, respectively, are included in selling expenses.

Shipping expenses amounting to $312,943 and $243,777 for the nine months ended September 30, 2012 and 2011, respectively, are included in selling expenses. Shipping expenses amounting to $104,355 and $96,695 for the three months ended September 30, 2012 and 2011, respectively, are included in selling expenses.

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

The Company accounts for income tax uncertainties using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit to be recognized in the financial statements. The Company expenses any penalties or interest associated with tax obligations as non-operating expenses. As of September 30, 2012 and December 31, 2011, the Company has no accrued interest or penalties related to uncertain tax positions.

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

For the nine months ended September 30, 2012 and 2011, the Company recorded a foreign currency translation gain of $18,434 and a gain of $170,865, respectively. For the three months ended September 30, 2012 and 2011, the Company recorded a foreign currency translation loss of $8,480 and a gain of $64,855, respectively.

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

Diluted earnings (loss) per share is computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the three and nine months ended September 30, 2012 and 2011, there were no potentially dilutive shares.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

3.	Restricted cash and bills payable

The restricted cash at September 30, 2012 and December 31, 2011 represents bank deposits held as collateral for bills payable issued by the Company. When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 50% to 100% of the bills amount at the time of issuance. These deposits will be used to settle the bills at maturity. As of September 30, 2012, the Company has issued $25,469,270 in bills which will be funded from various banks under which the Company has entered into such arrangements. These bills will be paid at various times through December 2012, at which point the Company will issue additional bills to its suppliers.

4.	Accounts receivable, net

	As of	As of
	September 30,	December 31,
	2012	2011

Accounts receivable	$8,002,291	$11,022,269
Allowance for doubtful accounts	(1,378,327)	(1,321,233)

	$6,623,964	$9,701,036

5.	Other current assets

	As of	As of
	September 30,	December 31,
	2012	2011

Other receivables	$47,370	$47,130
Prepaid expenses	11,845	-
	59,215	47,130
Allowance for doubtful accounts	(47,370)	(47,130)

	$11,845	$-

6.	Inventories, net

	As of	As of
	September 30,	December 31,
	2012	2011

Raw materials	$5,039,436	$2,456,926
Work in progress	701,015	1,363,189
Finished goods	1,495,036	1,175,077
	7,235,487	4,995,192
Reserve for obsolete inventories	(423,127)	(312,921)

	$6,812,360	$4,682,271

Additional reserve for obsolete inventories of $108,681 and $0 was recognized during the nine months ended September 30, 2012 and 2011, respectively.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

7.	Loans to third parties

		As of	As of
		September 30,	December 31,
	Notes	2012	2011
Loans to third parties
Changzhou Fengshun Packing Container Co., Ltd.	(a)	$1,579,000	$1,571,000
Changzhou Chuanghua Plastics Co., Ltd.	(b)	1,894,800	1,885,200
		3,473,800	3,456,200
Loan reserve for loans to third parties		(104,214)	(103,686)
		$3,369,586	$3,352,514

Notes:

(a)	The loan is interest bearing at 6% per annum, unsecured and repayable on May 17, 2013.
(b)	Loans of $789,500 and $1,105,300 are interest bearing at 6% per annum, unsecured and repayable on May 16, 2013 and May 19, 2013, respectively.

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

A loan is considered nonaccruing or impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and/or interest, according to the contractual terms of the agreement. Once a loan has been identified as impaired, management measures impairment. Once a loan is deemed to be impaired, a specific reserve is established. The Company has assessed the loans for potential impairment but did not identify any impairment at September 30, 2012 or December 31, 2011. However, the Company has recorded a general loan reserve of $104,214 and $103,686 as of September 30, 2012 and December 31, 2011, respectively. The loan reserve is recorded in general and administration expenses.

When a loan is placed on nonaccrual status, accrued interest receivable is reversed. Interest collections on nonaccruing loans for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. The Company ceased accruing interest on loans to third parties and related party during 2011 and the first nine months ended September 30, 2012 while they continued to extend the loans since the Company believes the loans are collectible.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

8.	Loans to a related party

	As of	As of
	September 30,	December 31,
	2012	2011
Loans to a related party
Jiangsu Dachao Electronic Vehicle Technology	$1,707,482	$3,276,170
Loan reserve for loans to a related party	(51,225)	(98,285)
	$1,656,257	$3,177,885

The Company has $1,707,482 and $3,276,170 of loans to a related party, Jiangsu Dachao Electronic Vehicle Technology Company Limited at September 30, 2012 and December 31, 2011, respectively. Jiangsu Dachao Electronic Vehicle Technology Company Limited is a limited company held by Yinfeng Shi, who is the son of Jianliang Shi. The loans are interest bearing at 6% per annum and unsecured. Of the total loan due, $128,482, and $1,579,000 are repayable in May 2013 and in June 2013, respectively. The Company assessed the loans for potential impairment but did not identify any impairment as of September 30, 2012 or December 31, 2011. However, the Company has recorded a general loan reserve of $51,225 and $98,285 as of September 30, 2012 and December 31, 2011, respectively, which is included in general and administrative expenses (see Note 7 for the policy for determining the loan reserve).

9.	Amounts due from/to related parties

	As of	As of
	September 30,	December 31,
	2012	2011
Amounts due from related party
Changzhou Best Changlong International Trade Company Limited (“Changzhou Best Changlong”)	$365,908	$405,555
Provision for the amounts due from related party	(10,977)	(12,165)
	$354,931	$393,390

Amounts due to related parties
Ms. Xueqin Wang	$789,500	$785,500
Jiangsu Dachao Electronic Vehicle Technology Company Limited (“Jiangsu Dachao”)	-	60,539
	$789,500	$846,039

The amounts due to and due from related parties are interest-free, unsecured and repayable on demand. All the related parties are controlled by certain family members of the officers of the Company. The Company assessed the amounts due from related party for potential impairment and recorded a reserve of $10,977 and $12,165 as of September 30, 2012 and December 31, 2011, respectively (see Note 7 for the policy for determining the loan reserve).

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

10.	Property, plant and equipment, net

	As of	As of
	September 30,	December 31,
	2012	2011
Cost:
Buildings	$4,007,827	$3,843,269
Plant and machinery	6,600,610	5,828,698
Motor vehicles	1,744,186	473,512
Office equipment	242,042	305,586

	12,594,665	10,451,065
Accumulated depreciation	(3,692,667)	(2,862,867)
Construction in progress	22,864	8,609

Property, plant and equipment, net	$8,924,862	$7,596,807

As of September 30, 2012 and December 31, 2011, property and plant with net book values of $1,324,792 and $1,737,163, respectively, were pledged as collateral under certain loan arrangements.

11.	Intangible assets, net

	As of	As of
	September 30,	December 31,
	2012	2011

Cost	$3,158,000	$3,142,000
Accumulated amortization	(276,325)	(157,100)

Intangible assets, net	$2,881,675	$2,984,900

Intangible assets represent the brand name of “Niconia” for LEV purchase for a total consideration of RMB 20 million. The Company acquired the brand in January 2011 for which $2,757,587 has been paid and the remaining $404,413 is due in 2012. The brand name is amortized on the straight-line basis over the estimated useful life of 20 years. Amortization for the nine months ended September 30, 2012 amounted to $119,225. The estimated amortization expense for each of the next five years is $159,000 per year.

12.	Land use rights, net

	As of	As of
	September 30,	December 31,
	2012	2011

Cost	$1,162,887	$1,156,995
Accumulated amortization	(122,160)	(104,181)

	$1,040,727	$1,052,814

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

12.	Land use rights, net (cont’d)

The Company obtained the rights from the relevant PRC land authority for a period of fifty years to use the land on which the office premises, production facilities and warehouses of the Company are situated. As of September 30, 2012 and December 31, 2011, land use rights with net book value of $1,040,727 and $1,052,814, respectively, were pledged as collateral under certain loans agreements. Amortization for the nine months ended September 30, 2012 and 2011 amounted to $17,979 and $17,017, respectively. The estimated amortization expense for each of the next five years is approximately $23,000 per year.

13.	Accrued liabilities and other payables

	As of	As of
	September 30,	December 31,
	2012	2011
Salaries and welfare payable	$575,133	$665,511
Receipt in advance from customers	607,507	532,345
Value-added tax and other taxes payable	1,940,535	980,839
Other payables	1,539	1,539
Provisions for guaranteed loans (Note 17)	255,482	255,759

	$3,380,196	$2,435,993

14.	Short-term bank loans	As of	As of
		September 30,	December 31,
		2012	2011

	Secured bank loans	$3,895,393	$4,103,452
	Unsecured bank loans	6,860,755	7,071,071

		$10,756,148	$11,174,523

All bank loans are repayable within one year.

The bank loans as of September 30, 2012 and December 31, 2011 bear interest rates from 6.20% to 9.72% and 6.10% to 9.72%, respectively, and are due at various dates through December 2012.

Certain short-term bank loans were secured by the Company’s buildings and land use rights. The unsecured bank loans as of September 30, 2012 and December 31, 2011 were guaranteed by Mr. and Mrs. Shi and three non-related parties. Each of the aforementioned parties did not receive any compensation for acting as guarantors for the Company. During the reporting periods, there were no covenant requirements under the bank loans granted to the Company.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

15.	Income tax

United States

The Company is subject to the United States of America federal tax rate of 34%. No provision for US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods. The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of September 30, 2012 and December 31, 2011, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Best Green BVI was incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

PRC

Best Green Changzhou and the VIEs, which are established in the PRC, are subject to PRC enterprise income tax (“EIT”) at the statutory rate of 25% on their assessable profits for the nine months ended September 30, 2012 and 2011.

The tax benefit related to income (loss) is computed at an estimated annual effective rate. The estimated rate is applied to the year-to-date ordinary income (or loss) at the end of each interim period to compute the year-to-date tax (or benefit) applicable to ordinary income (or loss). The ultimate realization of benefits of the Company’s deferred tax assets has some uncertainty, accordingly, the Company has recorded a valuation allowance to reduce some of these benefits as of September 30, 2012 and December 31, 2011 of $ 224,405 and $450,496, respectively. The change in valuation allowance was $237,051 for the nine months ended September 30, 2012.

16.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a certain percentage of the employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the consolidated statements of operations and comprehensive income (loss). The Company contributed $66,548 and $49,982 during the nine months ended September 30, 2012 and 2011, respectively.

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

17.	Commitments and contingencies

Capital commitment

As of September 30, 2012 and December 31, 2011, the Company had capital commitments amounting to $93,951 and $590,382, respectively, with respect to the acquisition of property, plant and equipment that were contracted for but not provided in the consolidated financial statements. Such commitments will be recorded to the financial statements when the property, plant and equipment is received.

Contingencies

As of September 30, 2012 and December 31, 2011, the Company acted as a guarantor for bank loans granted to certain business associates totaling $6,387,055 and $6,393,970, respectively. The maximum amount that can be drawn on these guaranteed loans is $11,400,380 at September 30, 2012 and these guarantees expire at various times through August 2013. None of the Company’s directors or executive officers are involved in the normal operations or have invested in the business of the guaranteed business associates.

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

Management has assessed the fair value of the obligations arising from the above financial guarantees and recognized a liability of $255,482 and $255,759 as of September 30, 2012 and December 31, 2011, respectively.

18.	Related party transactions

Apart from the transactions and information as disclosed in notes 8 and 9 to the consolidated financial statements, the Company had the following transactions with its related parties during the three and nine months ended September 30, 2012 and 2011, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales of goods to Changzhou Best Changlong	$792	$467,277	$174,378	$879,520

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

Amount due from/to the related party(net ): The carrying amounts from /to the related party approximate fair value

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s consolidated balance sheets are as follows (in US dollars):

	September 30, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets

Cash and cash equivalents	$2,053,800	$2,053,800	$1,013,733	$1,013,733
Restricted cash	13,247,810	13,247,810	10,597,967	10,597,967
Loans to third parties and related party, net	5,025,843	5,173,960	6,530,399	6,696,991
Amount due from related Party, net	354,931	365,908	393,390	405,555
Amount due to related Party, net	789,500	789,500	846,039	846,039

Financial liabilities
Short-term bank loans	10,756,148	10,756,148	11,174,523	11,174,523
Bills payable	25,469,270	25,469,270	20,022,395	20,022,395
Obligations of guarantees for third party loans	255,482	255,482	255,759	255,759

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

20.	Segment information

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

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales revenue
Cryogen-free refrigerators	$662,809	$1,526,017	$2,204,619	$3,840,177
Cable products	5,020,314	2,686,956	14,926,845	8,183,748
Light electric vehicles	1,756,376	2,873,796	10,017,596	6,255,992

	$7,439,499	$7,086,769	$27,149,060	$18,279,917

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Operating income (loss)
Cryogen-free refrigerators	$(140,249)	$(221,400)	$(94,469)	$(275,557)
Cable products	(169,862)	(781,134)	192,362	(909,773)
Light electric vehicles	131,164	129,505	1,092,883	50,353

	$(178,947)	$(873,029)	$1,190,776	$(1,134,977)

	September 30,	December 31,
	2012	2011

Assets
Cryogen-free refrigerators	$10,716,079	$9,960,843
Cable products	25,725,859	21,226,882
Light electric vehicles	16,523,853	11,842,052

	$52,965,791	$43,029,777

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

20.	Segment information (cont’d)

Reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Total consolidated revenue	$7,439,499	$7,086,769	$27,149,060	$18,279,917

Total profit (loss) for reportable segments	$(178,947)	$(873,029)	$1,190,776	$(1,134,977)
Unallocated amounts relating to operations:
Interest income	-	100,954	-	296,165
Unallocated expenses	(73,002)	(296,495)	(225,126)	(608,420)

Income (loss) before income taxes	$(251,949)	$(1,068,570)	$965,650	$(1,447,232)

	As of	As of
	September 30,	December 31,
	2012	2011
Assets

Total assets for reportable segments	$52,965,791	$43,029,777
Amounts due from related parties	354,931	393,390
Loans to third parties	3,369,586	3,352,514
Loans to a related party	1,656,257	3,177,885
Long-term equity investment	172,637	171,763
Other	1,540	1,541

	$58,520,742	$50,126,870

China Green Energy Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

20.	Segment information (cont’d)

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2012	2011	2012	2011

PRC	$4,713,812	$4,155,434	$17,914,255	$11,225,248
Hong Kong	416,520	1,164,678	1,819,258	2,206,695
United States of America	1,181,187	617,560	3,299,932	1,623,893
Taiwan	223,608	457,878	1,123,765	930,463
United Kingdom	10,448	6,485	33,083	16,948
Japan	-	161,121	561,616	734,300
Australia	350,531	193,887	934,881	435,074
France	152,898	69,268	551,126	169,363
Others	390,495	260,458	911,144	937,933

Total	$7,439,499	$7,086,769	$27,149,060	$18,279,917

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our corporate headquarters and manufacturing base are located in Changzhou, China, where we own an aggregate of approximately 46,800 square meters of manufacturing facilities and office space. We own the right to use a total of 49,900 square meters of land in China. Our annual manufacturing capacity for our LEVs, Cryogen-free refrigerators and sets of network and HDMI cables (combined) is 45,000 units, 115,000 units and 25 million sets, respectively.

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

Recent Developments

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third quarter of 2012:

  Revenues: Revenues were $7,439,499 for the three months ended September 30, 2012, an increase of $352,730, or 4.97%, from $7,086,769 for the same period in 2011.

  Gross profit and margin: Gross profit was $1,186,853 for the three months ended September 30, 2012, an increase of $289,065 or 32.19%, from $897,788 for the same period last year. Gross margin was 15.95% for the three months ended September 30, 2012, as compared to 12.67% for the same period in 2011.

  Net income (loss): Net loss was $184,695 for the three months ended September 30, 2012, a decrease of $689,735 from a net loss of $874,430 for the same period in 2011.

  Fully diluted net income (loss) per share: Fully diluted net loss per share for the three months ended September 30, 2012 was $0.01, as compared to a net loss per share of $0.04 for the same period in 2011.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and September 30, 2011 (unaudited)

The following table shows key components of our results of operations during the three months ended September 30, 2012 and 2011, in both dollars and as a percentage of our total revenues.

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$7,439,499	100.00	$7,086,769	100.00
Cost of revenues	(6,252,646)	(84.05)	(6,188,981)	(87.33)
Gross profit	1,186,853	15.95	897,788	12.67
Operating expenses
General and administrative expenses	(921,499)	(12.38)	(1,779,919)	(25.12)
Selling expenses	(404,814)	(5.44)	(151,599)	(2.14)
Total operating expenses	(1,326,313)	(17.82)	(1,931,518)	(27.26)
(Loss) from operations	(139,460)	(1.87)	(1,033,730)	(14.59)
Non-operating income (expense)
Interest income	34,529	0.46	120,091	1.69
Interest expenses	(201,485)	(2.71)	(209,698)	(2.96)
Other income , net	54,467	0.73	54,767	0.77
Total non-operating (expense)	(112,489)	(1.52)	(34,840)	(0.50)
(Loss) before income taxes	(251,949)	(3.39)	(1,068,570)	(15.09)
Income tax expense (benefit)	(67,254)	(0.90)	(194,140)	(2.74)
Net (loss)	(184,695)	(2.49)	(874,430)	(12.35)
Foreign currency translation adjustments	(8,480)	(0.11)	64,855)	0.92)
Total comprehensive (loss)	$(193,175)	(2.60)	(809,575)	(11.43)

Revenues. Our revenues increased by $352,730, or 4.97%, to $7,439,499 in the three months ended September 30, 2012, from $7,086,769 in the same period in 2011. The increase was due primarily to an increase in sales of cable products, coupled with decreases in refrigerators and LEVs. Revenue of cable products increased by $2,333,358 or 86.84%, from $2,686,956 in the three months ended September 30, 2011 to $5,020,314 in the three months ended September 30, 2012. The increase was a result of our effort to maintain the long-term relationship with our main customers; in addition to 2011’s new domestic and foreign customers, whose demand had increased year over year. However, revenue of LEVs decreased by $1,117,420, or 38.88%, from $2,873,796 in the three months ended September 30, 2011 to $1,756,376 in the same period in 2012. The decrease was a result as we raised the price for luxury models in 2012 because of improved techniques in assembling the LEVs, but the LEV products sales have comparatively been cut off. Comparatively in 2011, LEV products was in a newly growing-up market in 2011which leading to the significant sales and we established stable relationships with several distributors and our Niconia brand name that has been well recognized in the local market The revenue of refrigerators decreased by $863,208 or 30.03%, from $1,526,017 in the three months ended September 30, 2011 to $662,809 in the three months ended September 30, 2012. The decrease was mainly due to reduced demand.

On a geographic basis, revenues generated from China was $4,713,812, or 63.36% of the total revenues, for the three months ended September 30, 2012, as compared to $4,155,434, or 58.64% of the total revenues, for the same period in 2011. The increase was mainly resulted from our efforts to increase product penetration into the cable products market, most of which were sold in China. Revenues generated from outside of China was $2,725,687, or 36.64% of the total revenues, compared to $2,931,335, or 41.36% of the total revenues for the three months ended September 30, 2012 and 2011, respectively. The decrease was mainly resulted from a reduction of demand in Hong Kong and Taiwan markets. However, the increase in sales to the USA was a result of our participation in the cable exhibition in the USA, which successfully brought in new customers and boosted cable sales.

The following table sets forth revenues by business segment and by geography for the three months ended September 30, 2012 and 2011.

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
		% of		% of
	Amount	Revenues	Amount	Revenues
Segment Data
Cryogen-free refrigerators	$662,809	8.91	$1,526,017	21.53
Cable products	5,020,314	67.48	2,686,956	37.92
LEVs	1,756,376	23.61	2,873,796	40.55
	$7,439,499	100.00	$7,086,769	100.00

Geographic Data
PRC	$4,713,812	63.36	$4,155,434	58.64
Hong Kong	416,520	5.60	1,164,678	16.43
United States of America	1,181,187	15.88	617,560	8.71
Taiwan	223,608	3.01	457,878	6.50
United Kingdom	10,448	0.14	6,485	0.09
Japan	-	-	161,121	2.27
Australia	350,531	4.71	193,887	2.74
France	152,898	2.06	69,268	0.98
Others	390,495	5.24	260,458	3.64
	$7,439,499	100.00	$7,086,769	100.00

Cost of revenues. Cost of revenues consists primarily of materials costs, wages, employee compensation, depreciation and amortization and other costs, which are directly attributable to the production of products. Our cost of revenues increased by $63,665, or 1.02%, to $6,252,646 in the three months ended September 30, 2012, from $6,188,981 in the same period in 2011. As a percentage of revenues, our cost of revenues decreased from 87.33% in the three months ended September 30, 2011 to 84.05% in the three months ended September 30, 2012. Though the Company had experienced a decrease in the sales of refrigerators and LEV, overall sales increased. The increase of cost of sales is in line with the increase of the total sales.

Gross profit. Our gross profit is the difference between revenue and cost of revenues. Gross profit increased by $289,605 or 32.19%, to $1,186,853 in the three months ended September 30, 2012, from $897,788 in the same period in 2011. Gross profit as a percentage of revenue was 15.95% and 12.67% for the three months ended September 30, 2012 and 2011, respectively. The respective gross profit margin of refrigerators, cable products and LEVs was -3.34%, 13.85% and 29.24% in the three months ended September 30, 2012 while 32.10%, -10.38% and 23.9% in the three months ended September 30, 2011

The significant decrease on sales of refrigerators was due to our gradually switching our sales concentration from refrigerators to cable products and LEVs. The fixed cost of refrigerators such as depreciation was remained unchanged in 2012 which contributed to a lower gross profit margin. The sales of cable products expanded significantly as a result of our participation in the cable exhibition in the USA, which successfully brought in new customers and boosted cable sales. Additionally, we have established a group of selective and stable suppliers with whom we have negotiated competitive prices based on long-term relationships. Thus, the cost of cable materials will be more manageable and will ultimately reduce costs of revenues accordingly. Additionally, the negative gross profit in the third quarter of 2011 was as a result of booking inventory provisions, while there was no such provisions booked in the same period in 2012. For LEVs, we raised the price for luxury models in 2012 because of improved LEVs models, but less competitive than other LEVs, which leading to the decrease on sales.

General and administrative expenses. General and administrative expenses consist primarily of office expenses, professional fees, certain reserves and provisions, entertainment, traveling expenses, staff welfare, labor protection and salaries and wages which are incurred at the administrative level. Our general and administrative expenses decreased by $858,420 or 48.22%, to $921,499 in the three months ended September 30, 2012, from $1,779,919 in the same period in 2011. Such decrease is mainly because in the third quarter of 2011, the Company assessed additional bad debt reserve, while in 2012, no such provision was necessary.

Selling expenses. Selling expenses consist primarily of advertising, salaries and shipping costs incurred in connection with selling activities. Our selling expenses increased by $253,315 or 167.02%, to $404,814 in the three months ended September 30, 2012, from $151,599 in the same period in 2011. The increase was primarily attributable to increased spending on sample expenses of all product lines by $158,305 and advertising fee by $52,555.

Interest expenses. Our interest expenses decreased by $8,213, or 3.91%, to $201,485 for the three months ended September 30, 2012, from $209,698 for the same period in 2011. Such decrease was mainly due to a decrease in bank loans and decreased loan interest rates.

Net loss. As a result of the factors described above, we generated a net loss of $184,695 in the three months ended September 30, 2012, an increase of $689,735, from a net loss of $874,430 in the three months ended September 30, 2011.

Comparison of Nine Months Ended September 30, 2012 and September 30, 2011 (unaudited)

The following table shows key components of our results of operations during the nine months ended September 30, 2012 and 2011, in both dollars and as a percentage of our total revenues.

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$27,149,060	100.00	$18,279,917	100.00
Cost of revenues	(22,168,017)	(81.65)	(15,273,859)	(83.56)
Gross profit	4,981,043	18.35	3,006,058	16.44
Operating expenses:
General and administrative expenses	(2,276,062)	(8.38)	(3,452,626)	(18.89)
Selling expenses	(1,228,333)	(4.52)	(811,593)	(4.44)
Total operating expenses	(3,504,395)	(12.90)	(4,264,219)	(23.33)
Income (loss) from operations	1,476,648	5.45	(1,258,161)	(6.88)
Non-operating income (expense)
Interest income	121,0833	0.45	359,188	1.96
Interest expenses	(669,825)	(2.47)	(539,051)	(2.95)
Other income , net	37,744	0.14	(9,208)	(0.05)
Total non-operating (expense)	(510,998)	(1.88)	(113,665)	(1.04)
Income (loss) before income taxes	965,650	3.57	(1,447,232)	(7.92)
Income tax expense (benefit)	-	-	(232,727)	(1.27)
Net income/(loss)	965,650	3.57	(1,214,505)	(6.64)
Foreign currency translation adjustments	18,434	0.07	170,865	1.00
Total comprehensive income/(loss)	$984,084	3.64	$(1,043,640)	(5.64)

Revenues. Our revenues increased by $8,869,143 or 48.51%, to $27,149,060 in the nine months ended September 30, 2012, from $18,279,917 in the same period in 2011. The increase was primarily due to an increase in sales of cable products and LEVs. Revenue of cable products increased by $6,743,097 or 82.39%, from $8,183,748 in the nine months ended September 30, 2011 to $14,926,845 in the nine months ended September 30, 2012. The increase was a result of our effort to maintain the long-term relationship with our main customers, in addition to 2011’s new and domestic customers, whose demand has increased each year. We experienced a substantial increase in LEV sales of $3,761,604 or 60.12%, from $6,255,992 in the nine months ended September 30, 2011 to $10,017,596 in the nine months ended September 30, 2012. The increase was a result from established stable relationships with several distributors and our Niconia brand name has been well recognized in the local market. However, revenue of refrigerators decreased by $1,635,558 or 42.59%, from $3,840,177 in the nine months ended September 30, 2011 to $2,204,619 in the nine months ended September 30, 2012. The decrease was mainly due to the reduced demand.

On a geographic basis, revenues generated from China was $17,914,255 or 65.98% of the total revenues, for the nine months ended September 30, 2012, as compared to $11,225,248 or 61.41% of the total revenues, for the same period in 2011. The increase mainly resulted from our efforts to increase product penetration into the cable products and LEVs markets, most of which were sold in China. Revenues generated from outside of China was $9,234,805 or 34.02% of the total revenues, compared to $7,054,669 or 38.59% of the total revenues for the nine months ended September 30, 2012 and 2011, respectively. Additionally, the increase in sales to the USA was a result of our participation in the cable exhibition, which successfully brought in new customers and boosted cable sales. The increase in sales order from Australia and our efforts on newly-established customers in France contributed to the increase in sales as compared to that of 2011.

The following table sets forth revenues by business segment and by geography for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
		% of		% of
	Amount	Revenues	Amount	Revenues
Segment Data
Cryogen-free refrigerators	$2,204,619	8.12	$3,840,177	21.01
Cable products	14,926,845	54.98	8,183,748	44.77
LEVs	10,017,596	36.90	6,255,992	34.22
	$27,149,060	100.00	$18,279,917	100.00

Geographic Data
PRC	$17,914,255	65.98	$11,225,248	61.41
Hong Kong	1,819,258	6.70	2,206,695	12.07
United States of America	3,299,932	12.15	1,623,893	8.88
Taiwan	1,123,765	4.14	930,463	5.09
United Kingdom	33,083	0.12	16,948	0.09
Japan	561,616	2.07	734,300	4.02
Australia	934,881	3.44	435,074	2.38
France	551,126	2.03	169,363	0.93
Others	911,144	3.37	937,933	5.13
	$27,149,060	100.00	$18,279,917	100.00

Cost of revenues. Cost of revenues consists primarily of materials costs, wages, employee compensation, depreciation and amortization and other costs, which are directly attributable to the production of products. Our cost of revenues increased by $6,894,158 or 45.13%, to $22,168,017 in the nine months ended September 30, 2012, from $15,273,859 in the same period in 2011. As a percentage of revenues, our cost of revenues decreased from 83.56% in the nine months ended September 30, 2011 to 81.65% in the nine months ended September 30, 2012. The decrease in costs of sales as a percentage of sales was based on the static fixed costs not changing over a period of increased sales. The increase of cost of sales is in line with the increase of the total sales.

Gross profit. Our gross profit is the difference between our revenues and our cost of revenues. Our gross profit increased by $1,974,985 or 65.70%, to $4,981,043 in the nine months ended September 30, 2012, from $3,006,058 in the same period in 2011. Gross profit was 18.35% and 16.44% for the nine months ended September 30, 2012 and 2011, respectively. The respective gross profit margin of refrigerators, cable products and LEVs was 9.68%, 15.25% and 24.87% for the nine months ended September 30, 2012 while it was 24.11%, 9.24% and 21.16% for the same period in 2011.

The significant decrease on sales of refrigerators was due to concentrating our sales efforts from refrigerators to cable products and LEVs. The fixed cost of refrigerators such as property and equipment depreciation remained unchanged in 2012 coupled with lower sales, which, contributed to a lower gross profit margin. The sales of cable products expanded significantly as a result of our participation in the cable exhibition in the USA, which successfully brought in new customers and boosted cable sales. Additionally, we have established a group of selective and stable suppliers with whom we have negotiated competitive prices based on long-term relationships. Thus, the cost of cable materials will be more manageable and will ultimately reduce costs of revenues accordingly. For LEVs, we raised the price for luxury models in 2012 because of improved models,

General and administrative expenses. General and administrative expenses consist primarily of office expenses, professional fees, certain reserves and provisions, entertainment, traveling expenses, staff welfare, labor protection and salaries and wages which are incurred at the administrative level. Our general and administrative expenses decreased by $1,176,564 or 34.07%, to $2,276,062 in the nine months ended September 30, 2012, from $3,452,626 in the same period in 2011. Such decrease was mainly due to that in the third quarter of 2011, the Company assessed additional bad debt reserve of $1,224,157, while in 2012, no such provision was necessary.

Selling expenses. Selling expenses consist primarily of advertising, salaries and shipping costs incurred in connection with selling activities. Our selling expenses increased by $416,740 or 51.34%, to $1,228,333 in the nine months ended September 30, 2012, from $811,593 in the same period in 2011. The increase was primarily attributable to increased spending on marketing and exhibitions for all products lines by $206,290 and traveling expenses by $145,668.

Interest expenses. Our interest expenses increased by $130,774 or 24.26%, to $669,825 for the nine months ended September 30, 2012, from $539,051 for the same period in 2011. Such increase was mainly due to an increase in bank loans and loan interest rates.

Net income (loss). As a result of the factors described above, we generated a net income of $965,650 in the nine months ended September 30, 2012, an increase of $2,180,155, from a net loss of $1,214,505 in the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $2,053,800, primarily consisting of cash on hand and demand deposits. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flows

	Nine months ended September 30,
	2012	2011
Net cash used in operating activities	$(700,938)	$(3,610,454)
Net cash used in investing activities	(3,075,329)	(9,604,862)
Net cash provided by financing activities	4,811,835	12,575,081
Effects of foreign currency translation on cash and cash equivalents	4,499	152,749
Net increase (decrease) in cash and cash equivalents	1,040,067	(487,486)
Cash and cash equivalents at beginning of the period	1,013,733	1,080,787
Cash and cash equivalent at end of the period	$2,053,800	$593,301

Operating Activities

Net cash used in operating activities was $700,938 for the nine months ended September 30, 2012, as compared to $3,610,454 for the same period in 2011. The increase was primarily attributable to (i) an increase in net income of $2,180,155, (ii) a decrease in change in allowance for doubtful accounts of $896,825 (iii) a decrease in inventories of $539,886, (iv) a decrease in other current assets of $786,272, (v) a decrease in prepayments to suppliers of $3,862,024, (vi) an increase in payables (including accounts payable, accrued liabilities and other payables, and income taxes payable) of $3,484,616, and (vii) an increase in collections on accounts receivable $2,037,435.

Investing Activities

Net cash used in investing activities was $3,075,329 for the nine months ended September 30, 2012, as compared to $9,604,862 for the same period in 2011. The decrease in net cash used in investing activities was mainly attributable to (i) an increase in spending on property, plant and equipment by $1,066,618, (ii) a decrease in spending on intangible assets by $2,207,204, (iii) a decrease in restricted cash deposit requirements of $3,831,981, and (iv) an increase in collections from a related party of $1,586,375.

Financing Activities

Net cash provided by financing activities was $4,811,835 for the nine months ended September 30, 2012, as compared to $12,575,081 for the same period in 2011. The decrease was mainly attributable to (i) a decrease in bills payable of $6,124,699, (ii) a decrease in borrowings of short-term bank loans of $7,471,000, (iii) a decrease in repayments of short-term bank loans of $6,379,420.

Loan Commitments

As of September 30, 2012, we are party to several loan and bill acceptance agreements as follows:

Loan Agreements:

  Loan Agreement between Best Appliance and Wujin Rural Commercial Bank for a loan with a total amount available to borrow of RMB1,450,000 (approximately $229,000). The loan matures on May 20, 2013. The annual interest rate is 8.36%. The amount outstanding at September 30, 2012 was $228,955.

  Loan Agreements between Best Cable and Wujin Agriculture Bank, pursuant to which we renewed the loan of RMB3,000,000 (approximately $474,000) in June 27, 2012 , for a term maturing February 10, 2013. The annual interest rate is 7.57%. We borrowed RMB5,000,000 (approximately $790,000) in January 2012, for a term maturing October 20, 2012. The annual interest rate is 7.22%. The amount outstanding at September 30, 2012 was $1,263,200.

  Loan Agreement between Best Cable and Wujin ICBC for a loan with a total amount available to borrow of RMB17, 000,000 (approximately $2,684,000). The loan will mature in October 26, 2012. The annual interest rate is 6.56%. The amount outstanding at September 30, 2012 was $2,684,300.

  Loan Agreement between Best Appliances and Wujin Rural Commercial Bank for a loan with a total amount available to borrow of RMB19,670,000 (approximately $3,106,000). The annual interest rate ranges is 9.72% and the loan will mature in November 18, 2012. The amount outstanding at September 30, 2012 was $3,105,893.

  Loan Agreement between Best Appliance and Wujin Rural Commercial Bank for a loan with a total amount available to borrow of RMB5,000,000 (approximately $790,000). The loan matured on April 16, 2012 and was extended to March 20, 2013. The annual interest rate is 8.70%. The amount outstanding at September 30, 2012 was $789,500.

  Loan Agreement between Best Cable and Pudong Development Bank Changzhou Branch for a loan with a total amount available to borrow of RMB 10,000,000 (approximately $1,579,000). The loan matures on December 14, 2012. The annual interest rate is 8.20%. The amount outstanding at September 30, 2012 was $1,579,000.

  Loan Agreement between Best Appliance and Wujin Agricultural Bank Of China for a loan with a total amount available to borrow of RMB7,000,000 (approximately $1,105,000). The loan will mature in October 12, 2012. The annual interest rate is 6.16%. The amount outstanding at September 30, 2012 was $1,105,300.

Certain bank loans are secured by our buildings and land rights. Other unsecured bank loans were guaranteed by Mr. Shi, our Chairman and Chief Executive Officer, his wife Ms. Xueqin Wang, and three non-related parties.

Bill Acceptance Agreements:

  Commercial Bill Acceptance Agreement, between Best Cable and Pudong Development Bank Changzhou Branch, pursuant to which the bank provided commercial bills with a total amount of RMB25,700,000 (approximately $4,058,000) at September 30, 2012. The agreement matures on January 10, 2013; however, the bills payable September 30, 2012 become due at various times through March 2013. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at September 30, 2012 was $4,058,030.

  Commercial Bill Acceptance Agreement, between Best Cable and Communication Bank Fangzhicheng Sub- branch, pursuant to which the bank provided commercial bills with a total amount of RMB11,300,000 (approximately $1,784,000) at September 30, 2012. The agreement matures on March 23, 2013. The bills payable at September 30, 2012 become due at various times through March 2013. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at September 30, 2012 was $1,784,270

  Commercial Bill Acceptance Agreement, between Best Cable and Wujin Agricultural Bank, pursuant to which the bank provided two commercial bills with a total amount available to borrow of RMB14,800,000 (approximately $2,337,000) at September 30, 2012. The agreement matures on December 13, 2012, guaranteed by our CEO Mr. Shi, Ms. Wang, and KK Lighting, an unrelated party. The bills payable at September 30, 2012 become due at various times through March 2013. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at September 30, 2012 was $2,336,920.

  Bank Acceptance Agreement, between Best Appliance and Wujin Rural Commercial Bank pursuant to which the bank provided a bill with a total amount of RMB24,000,000 (approximately $3,790,000) at September 30, 2012. The agreement matures on May 8, 2014. The bills payable at September 30, 2012 become due at various times through December 2012. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at September 30, 2012 was $3,789,600

  Bank Acceptance Agreement, between Best Appliance and China Minsheng Bank Changzhou Branch pursuant to which the bank provided a bill with a total amount of RMB14,000,000 (approximately $2,211,000) at September 30, 2012. The agreement matures on March 28, 2013. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at September 30, 2012 was $2,210,600.

  Bank Acceptance Agreement, between Best Cable and Wujin Construction Bank pursuant to which the bank provided a bill with a total amount available to borrow of RMB9,000,000 (approximately $1,421,000) at September 30, 2012. The agreement matures on January 14, 2014. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at September 30, 2012 was $1,421,100

  Bank Acceptance Agreement, between Best Appliance and Jiangsu Bank University Sub-branch pursuant to which the bank provided a bill with a total amount of RMB62,500,000 (approximately $9,869,000) at September 30, 2012. The agreement matures on December 14, 2012; however, the bills payable at September 30, 2012 become due at various times through March 2013. As we incur future expenses, we will borrow additional funds under these arrangements. The amount outstanding at September 30, 2012 was $9,868,750.

Capital Expenditures

Our capital expenditures for the nine months ended September 30, 2012 and 2011 were $2.10 million and $3.23 million, respectively, representing the total amount of investment activities. Our capital expenditures during the nine months ended September 30, 2012 consisted of capital expenditures relating to certain equipment and improvements of office buildings and workshops, as compared to the same period in 2011, when we made payments to acquire of the Niconia LEV brand and certain equipment

Going Concern

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank loans and equity contributions by stockholders. We believe that cash on hand and cash flow from operations will meet a portion of our present cash needs and that we will require additional cash resources, including equity investment, to meet expected capital expenditures and working capital requirements for the next 12 months. If our own financial resources are insufficient to satisfy capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to stockholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by management to raise additional funds on terms favorable to us, or at all, could limit our ability to expand business operations and could harm overall business prospects. We currently do not have any agreements to extend or refinance the debts beyond a one-year term. In addition, the Company has a negative cash flow from operations of $700,938 for the nine months ended September 30, 2012. As a result of these factors, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to that might result from the outcome of this uncertainty.

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

As of September 30, 2012 and December 31, 2011, we had capital commitments amounting to $93,951 and $590,382, respectively, with respect to the acquisition of property, plant and equipment that were contracted for but not provided in the consolidated financial statements. Such commitments will be recorded to the financial statements when the property, plant and equipment is received.

As of September 30, 2012 and December 31, 2011, we acted as a guarantor for bank loans granted to certain business associates totaling $6,387,055 and $6,393,970, respectively. The maximum amount that can be drawn on these guaranteed loans is $8,716,080 at September 30, 2012 and these guarantees expire at various times through August 2013. None of our directors or executive officers are involved in the normal operations or have invested in the business of the guaranteed business associates. All the business have a history of paying back the loans in a timely manner.

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

Management has assessed the fair value of the obligation arising from the above financial guarantees and recognized $255,482 and $255,759 as of September 30, 2012 and December 31, 2011, respectively, which is included in accrued liabilities and other payables in the consolidated financial statements.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues usually increase over each quarter of the calendar year with the first quarter usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jianliang Shi, and Chief Financial Officer, Ms. Jianfeng Xu, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon, and as of the date of this evaluation, Mr. Shi and Ms. Xu, determined that because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2011, our disclosure controls and procedures were still not effective as of September 30, 2012. We are in the process of remediating the material weaknesses as of September 30, 2012. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, our management identified material weakness related to (1) our failure to record adequate loan reserves and guaranty loan reserves which were not in compliance with US GAAP; (2) our entering into certain prohibitive transactions, as defined by the Sarbanes-Oxley Act, with an officer of one of our variable interest entities, where Company funds were commingled with personal accounts for various periods of time resulting in loans to officers. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of 2012, we continued to implement these remedial procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the third quarter of 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during third quarter.

No repurchases of our common stock were made during the third quarter of 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2012	CHINA GREEN ENERGY INDUSTRIES, INC.

	By:	/s/ Jianliang Shi
Jianliang Shi, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jianfeng Xu
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